Form 10-Q
period 2026-09-30
Amaero Inc.
filed 2026-11-09
CIK 2141616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-43480

Amaero Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-5075246
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
130 Innovation Drive SW McDonald, Tennessee	37353
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 815-2699

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	AMRO	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2026, the registrant had 28,845,877 shares of common stock, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include statements about:

•
our expectations regarding financial results and performance, including revenue growth and margin expansion, operating leverage, our operational and financial targets, key metrics;
•
the sufficiency of our cash, cash equivalents, and marketable securities to meet our liquidity needs, including our ability to continue as a going concern and our cash runway;
•
our expectations regarding supply chain risk, policy developments, and other industry trends;
•
our ability to benefit from and address industry trends, including supply chain risk and U.S. policy initiatives;
•
our ability to position ourselves in the market, price our products competitively, and access and meet demand in the U.S. defense and aerospace industry;
•
our ability to manage our manufacturing operations, scale our production capacity, and expand our manufacturing expertise;
•
the size of the market opportunity for our products;
•
our expectations regarding the growth of our PM-HIP manufacturing business;
•
our ability to complete qualification and certification programs necessary to secure production contracts;
•
our ability to execute under our commercial contracts and unlock additional growth opportunities across industries;
•
our expectations regarding our argon recycling system, including implementation plans, timeline, cost savings, and the impact on our cost structure and competitive positioning;
•
our ability to develop new product offerings;
•
our expectations regarding the macroeconomic environment, including rising inflation and interest rates and geopolitical conflicts, and uncertainty in the global banking and financial services markets;
•
our ability to effectively manage costs;
•
our expectations regarding the effects of existing and developing laws and regulations and our ability to comply with such laws and regulations, including U.S. government contracting and national security requirements;
•
our expectations regarding the benefits of our Redomiciliation, including anticipated access to U.S. capital markets, Foreign Ownership, Control, and Influence (“FOCI”) mitigation, and eligibility for classified defense contracts;
•
our expectations and management of future growth, including the projections regarding the expansion of our production capacity and the commissioning timeline of our fourth EIGA Premium atomizer;
•
our ability to maintain, protect, and enhance our intellectual property;
•
our ability to obtain additional capital and maintain cash flow or obtain adequate financing or financing on terms satisfactory to us and the effect on any resulting dilution to securityholders;
•
our plans with respect to the dual listing of our securities on Nasdaq and the ASX, including the potential future delisting from the ASX;
•
our expectations regarding future dividends, including our current intention not to pay cash dividends in the foreseeable future and to retain future earnings to finance our operations and growth;
•
our expectations regarding the identified material weakness in our internal control over financial reporting, including our remediation plans, the timing and cost of remediation, and our ability to remediate it and maintain effective internal control over financial reporting;
•
the increased expenses associated with being a public company; and

•
the future trading prices of our common stock.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this report.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate, and financial trends that we believe may affect our business, financial condition, results of operations, and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events, or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMAERO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$4,959	$31,852
Accounts receivable, net	2,862	1,333
Contract assets, net	1,013	10
Inventories	6,026	5,884
Prepaid expenses	716	985
Deferred offering costs	2,132	—
Other current assets	1,093	652
Total current assets	$18,801	$40,716
Property, plant, and equipment, net	49,252	35,433
Operating lease, right-of-use assets	9,952	10,097
Other non-current assets	2,439	1,268
Restricted cash	4,675	3,333
Total assets	$85,119	$90,847
Liabilities and stockholders’ equity
Accounts payable	8,681	2,536
Accrued liabilities	1,914	1,588
Accrued interest	16	256
Contract liabilities	551	119
Operating lease liabilities, current	1,003	988
Current portion of long-term debt	932	—
Total current liabilities	$13,097	$5,487
Long-term debt, net	22,075	14,936
Operating lease liabilities, noncurrent	9,724	9,715
Other non-current liabilities	879	1,043
Total liabilities	$45,775	$31,181
Stockholders’ equity
Common stock, par value $0.00001; 150,000,000 shares authorized; 23,833,180 and 23,814,555 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	124,483	122,388
Accumulated deficit	(84,538)	(62,048)
Accumulated other comprehensive loss	(601)	(674)
Total stockholders’ equity	$39,344	$59,666
Total liabilities and stockholders’ equity	$85,119	$90,847

See accompanying notes to these condensed consolidated financial statements

AMAERO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$4,113	$3,050	$11,510	$4,269
Cost of revenue	8,493	3,142	19,078	7,638
Gross loss	(4,380)	(92)	(7,568)	(3,369)
Operating expenses:
Selling, general and administrative expenses	4,276	3,727	14,127	9,543
Research and development expenses	138	266	201	274
Loss on dispositions and impairment	—	120	108	120
Total operating expenses	4,414	4,113	14,436	9,937
Loss from operations	(8,794)	(4,205)	(22,004)	(13,306)
Other income (expense):
Other income, net	122	72	208	76
Interest income	94	168	482	403
Interest expense	(479)	(132)	(1,176)	(170)
Total other income (expense), net	(263)	108	(486)	309
Loss from continuing operations before income taxes	(9,057)	(4,097)	(22,490)	(12,997)
Income tax benefit (expense)	—	—	—	—
Loss from continuing operations	(9,057)	(4,097)	(22,490)	(12,997)
Income from discontinued operations, net of tax	—	1	—	171
Net loss attributable to Amaero Inc. stockholders	$(9,057)	$(4,096)	$(22,490)	$(12,826)
Basic and diluted net loss per share — continuing operations	$(0.38)	$(0.20)	$(0.94)	$(0.73)
Basic and diluted net income per share — discontinued operations	$—	$—	$—	$0.01
Basic and diluted net loss per share	$(0.38)	$(0.20)	$(0.94)	$(0.72)
Weighted-average shares outstanding — basic and diluted	23,833,180	20,137,052	23,824,398	17,880,540

See accompanying notes to these condensed consolidated financial statements

AMAERO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(9,057)	$(4,096)	$(22,490)	$(12,826)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13	(125)	73	75
Comprehensive loss	$(9,044)	$(4,221)	$(22,417)	$(12,751)

See accompanying notes to these condensed consolidated financial statements

AMAERO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total
	Shares(a)	Amount(b)	capital	deficit	loss	equity
Balance at December 31, 2025	23,814,555	$—	$122,388	$(62,048)	$(674)	$59,666
Net loss attributable to Amaero Inc. stockholders	—	—	—	(22,490)	—	(22,490)
Other comprehensive income (loss)	—	—	—	—	73	73
Share-based compensation	—	—	2,016	—	—	2,016
Exercise of warrants and stock options	18,624	—	79	—	—	79
Shares issued in lieu of fractional entitlement	1	—	—	—	—	—
Balance at September 30, 2026	23,833,180	$—	$124,483	$(84,538)	$(601)	$39,344

Balance at December 31, 2024	15,380,476	$—	$73,326	$(43,670)	$(776)	$28,880
Net loss attributable to Amaero Inc. stockholders	—	—	—	(12,826)	—	(12,826)
Other comprehensive income (loss)	—	—	—	—	75	75
Share-based compensation	—	—	1,755	—	—	1,755
Issuance of common stock	4,987,708	—	46,589	—	—	46,589
Issuance costs	—	—	(2,890)	—	—	(2,890)
Exercise of warrants and stock options	2,922,174	—	798	—	—	798
Balance at September 30, 2025	23,290,358	$—	$119,578	$(56,496)	$(701)	$62,381

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total
	Shares(a)	Amount(b)	capital	deficit	loss	equity
Balance at June 30, 2026	23,833,180	$—	$124,161	$(75,481)	$(614)	$48,066
Net loss attributable to Amaero Inc. stockholders	—	—	—	(9,057)	—	(9,057)
Other comprehensive income (loss)	—	—	—	—	13	13
Share-based compensation	—	—	322	—	—	322
Balance at September 30, 2026	23,833,180	$—	$124,483	$(84,538)	$(601)	$39,344

Balance at June 30, 2025	17,266,766	$—	$87,795	$(52,401)	$(576)	$34,818
Net loss attributable to Amaero Inc. stockholders	—	—	—	(4,096)	—	(4,096)
Other comprehensive income (loss)	—	—	—	—	(125)	(125)
Share-based compensation	—	—	692	—	—	692
Issuance of common stock	3,154,375	—	32,717	—	—	32,717
Issuance costs	—	—	(2,228)	—	—	(2,228)
Exercise of warrants and stock options	2,869,217	—	602	—	—	602
Translation of paid-in capital reserves and opening balances	—	—	—	1	—	1
Balance at September 30, 2025	23,290,358	$—	$119,578	$(56,496)	$(701)	$62,381

See accompanying notes to these condensed consolidated financial statements

(a)
Share data has been retrospectively adjusted to reflect the 40-to-1 Share Consolidation effected by the Scheme completed on June 22, 2026. See Note 2 — Principles of Consolidation and Basis of Presentation.
(b)
The Company’s common stock has a par value of $0.00001 per share. Because par-value amounts round to zero when presented in thousands, no corresponding amount is presented in the Common Stock (Amount) column. See Note 17 — Common Stock.

AMAERO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(unaudited)

Nine months ended September 30,	2026	2025
Cash flows from operating activities:
Net loss attributable to Amaero Inc. stockholders	$(22,490)	$(12,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash items:
Depreciation	1,527	753
Share-based compensation expense	2,016	1,755
Non-cash portion of operating lease expense	154	168
Amortization of debt discount and debt issuance costs	334	49
Accretion of asset retirement obligation	24	22
Impairment and loss on disposal of assets	108	120
Changes in assets & liabilities:
Accounts receivable, net	(1,528)	(990)
Contract assets, net	(1,003)	(10)
Inventories	(142)	(5,140)
Prepaid expenses and other current assets	(302)	1
Other non-current assets	(1,172)	(811)
Accounts payable	3,435	1,987
Accrued liabilities	(172)	647
Accrued interest	(240)	88
Contract liabilities	431	2
Operating lease liabilities	—	14
Other non-current liabilities	(222)	(109)
Net cash used in operating activities	$(19,242)	$(14,280)
Cash flows from investing activities:
Payments for property, plant, and equipment	(13,925)	(15,972)
Net cash used in investing activities	$(13,925)	$(15,972)
Cash flows from financing activities:
Proceeds from borrowings	8,138	7,577
Transaction costs for borrowings	(279)	(177)
Proceeds from issuance of common stock	—	46,368
Proceeds from exercise of warrants	75	717
Proceeds from exercise of employee stock options	—	81
Transaction costs from issuance of common stock	—	(2,890)
Payments of deferred offering costs	(447)	—
Net cash provided by financing activities	$7,487	$51,676
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(25,680)	$21,424
Effect of exchange-rate changes on cash and cash equivalents	129	66
Cash, cash equivalents, & restricted cash at beginning of period	35,185	12,109
Cash, cash equivalents, & restricted cash at end of period	$9,634	$33,599

See accompanying notes to these condensed consolidated financial statements

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	2026	2025
Cash and cash equivalents	$4,959	$31,927
Restricted cash	4,675	1,672
Total cash, cash equivalents, and restricted cash	$9,634	$33,599

Supplemental disclosure of cash flow information:

	2026	2025
Cash paid for interest	$1,081	$33
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

	2026	2025
Property, plant, and equipment acquired but not yet paid	$1,790	$919
Deferred offering costs included in accounts payable and accrued liabilities	$1,682	$—
EXIM Bank exposure fees financed and added to gross loan principal	$1,022	$952
Non-cash reclassification of prepaid expenses to debt issuance costs	$87	$—

AMAERO INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Description of Business

Amaero Inc. (the “Company”) is a Delaware corporation. The Company operates two product lines: the production and sale of high-purity, spherical refractory and titanium alloy powders for additive and advanced manufacturing applications, and the production and sale of large, near-net-shape powder metallurgy components manufactured through Powder Metallurgy Hot Isostatic Pressing (“PM-HIP”). There have been no changes in the Company’s organization or in the nature of its business from those described in Note 1 — Organization and Description of Business to the audited consolidated financial statements included in the Company’s final prospectus dated October 14, 2026 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on October 15, 2026 (the “Prospectus”), which includes a description of the redomiciliation completed on June 22, 2026. See Note 2 — Principles of Consolidation and Basis of Presentation for the accounting treatment of the redomiciliation.

Note 2. Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC applicable to interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024 included in the Prospectus. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its results of operations and cash flows for the three months and nine months ended September 30, 2026 and 2025. Results for the interim periods are not necessarily indicative of the results to be expected for the full year.

On June 22, 2026, the Company completed its redomiciliation from Australia to the United States pursuant to a scheme of arrangement (the "Scheme"), under which Amaero Inc. became the parent company of the group. The redomiciliation was accounted for as a reorganization of entities under common control on a carryover basis, with Amaero Ltd as the accounting predecessor. In connection with the redomiciliation, shareholders received one share of common stock for every 40 CDIs or ordinary shares held (the “Share Consolidation”); all share and per-share amounts in these condensed consolidated financial statements have been retrospectively adjusted for the Share Consolidation for all periods presented. The exercise prices of outstanding options were redenominated into U.S. dollars at the Implementation Date at a rate of US$0.7004 per A$1.00; this redenomination is reflected prospectively from the Implementation Date (see Note 16).

Reclassifications. Contract assets, net of $10 thousand as of December 31, 2025, previously included within other current assets in the audited consolidated financial statements included in the Prospectus, are presented as a separate caption in the accompanying condensed consolidated balance sheets to conform to the presentation as of September 30, 2026, at which date the caption is material. This reclassification had no effect on total current assets, total assets, total liabilities, stockholders’ equity, net loss or net cash flows for any period presented.

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has historically incurred losses from operations and used cash in operating activities, and has made substantial capital investments to build and scale its production infrastructure. For the three and nine months ended September 30, 2026, the Company reported a net loss of $9.1 million and $22.5 million, respectively, and net cash used in operating activities of $19.2 million for the nine months ended September 30, 2026. The Company had an accumulated deficit of $84.5 million as of September 30, 2026. These conditions reflect the Company’s capital investment in production infrastructure during the early stage of commercialization, with production volumes during the periods presented below installed atomization capacity. As of September 30, 2026, the Company had cash and cash equivalents of $5.0 million and restricted cash of $4.7 million, and the EXIM Bank Credit Agreement had been fully drawn in July 2026, with no remaining borrowing capacity.

In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, management has evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. In October 2026, the Company completed its initial public offering and received net proceeds of $17.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. Also in October 2026, the Company amended the EXIM Bank Credit Agreement, which resulted in the release of $2.1 million of restricted cash to cash and cash equivalents (see

Note 22 — Subsequent Events). Based on its evaluation of forecasted cash flows, current cash resources, and available financing, including the net proceeds of the initial public offering, management has concluded that the Company’s existing cash would not be sufficient to fund its operations through the end of the one-year look-forward period. The principal conditions and events giving rise to this conclusion include the Company’s recurring net losses from operations, negative cash flows from operating activities, the capital investment required to bring installed production capacity into full commercial operations, and the working capital investment required to support the Company’s projected revenue growth. Accordingly, these conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

Management has evaluated whether its plans, considered in the aggregate, alleviate the substantial doubt. Management’s plans include raising additional funding through one or more sales of equity securities, convertible securities or debt in public offerings or private placements, or, to the extent available, through government grants, tax incentives or other sources, and management of discretionary spending. The completion of any such financing is subject to factors that are not within the Company’s sole control, including market conditions, investor demand, and pricing. Under ASC 205-40, management’s plans alleviate substantial doubt only when it is probable that the plans will be effectively implemented within one year after the date the financial statements are issued and probable that the plans, when implemented, will mitigate the conditions or events giving rise to substantial doubt. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern, and substantial doubt about the Company’s ability to continue as a going concern exists as of the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Note 4. Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies applied in the preparation of these condensed consolidated financial statements. These policies are consistent in all material respects with those described in Note 4 — Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Prospectus, other than the adoption of the accounting standards update described under “Recently Adopted Accounting Pronouncements” below and the policy for deferred offering costs, which was not applicable in prior periods. There have been no other material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions inherent in the preparation of the condensed consolidated financial statements include, but are not limited to: yield assumptions and the determination of conversion rates used in the absorption of production costs into inventory; net realizable value assessments for inventory; the estimated useful lives and recoverability of property, plant and equipment; the determination of the incremental borrowing rate used to measure operating lease right-of-use assets and lease liabilities; the credit-adjusted risk-free rate, expected settlement date, and expected future cash flows used to measure asset retirement obligations; the measurement of revenue recognized over time under the cost-to-cost input method for PM-HIP contracts, including estimates of total contract costs and the costs incurred to date; the fair value of stock-based compensation awards, including assumptions for expected volatility, expected term, risk-free interest rate, and expected dividend yield used in the Black-Scholes option pricing model; the determination of functional currency for the Company’s foreign subsidiaries; the realizability of deferred tax assets and the related valuation allowance; the assessment of indicators of impairment of long-lived assets; and the estimated expected lifetime credit losses on accounts receivable. Actual results could differ from those estimates, and such differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with financial institutions and money market funds with an original maturity of three months or less at the date of purchase. Money market funds are valued at the published net asset value per unit and are classified as Level 1 measurements within the fair value hierarchy. Cash and cash equivalents are held with major financial institutions and, at times, may exceed federally insured limits.

Restricted Cash

Restricted cash consists of cash balances that are contractually or legally restricted as to withdrawal or use. The Company presents restricted cash separately on the condensed consolidated balance sheets and includes restricted cash with cash and cash equivalents when reconciling beginning and ending balances within the condensed consolidated statements of cash flows, in accordance with ASC 230.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for credit losses representing its current estimate of expected lifetime credit losses on its accounts receivable in accordance with ASC 326, Financial Instruments — Credit Losses. The allowance is determined based on historical loss experience, current economic conditions, customer-specific risk factors, and the aging of outstanding balances. Account balances are written off against the allowance when management determines that collection is not probable. Recoveries of receivables previously written off are recorded as a reduction of credit loss expense when received.

Effective January 1, 2026, the Company elected the practical expedient in ASU 2025-05, which it applies consistently to all current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. In applying that expedient, the Company assumes that the conditions existing as of the balance sheet date do not change for the remaining life of those assets, in place of developing a reasonable and supportable forecast of future economic conditions. See “Recently Adopted Accounting Pronouncements” below.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash deposits with major financial institutions that management believes to be of high credit quality. The Company’s accounts receivable are primarily from U.S. defense, aerospace, and space-industry customers, including prime contractors and government-related entities. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method. Inventories consist of the following categories:

Raw materials — metal alloy electrodes used as feedstock in the atomization process.

Work-in-process — atomized powder that has not yet been sieved and classified.

Finished goods — atomized powder that has been sieved and classified by particle size distribution.

Costs include direct material, direct labor, and applicable manufacturing overhead. The term net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Powder produced through the atomization process that does not currently meet customer particle size specifications is not assigned inventory value, and the associated production costs are absorbed into the cost of saleable powder, consistent with the absorption of normal production losses under ASC 330.

The Company evaluates inventories on a quarterly basis to identify carrying values that exceed estimated net realizable value. The calculation of a resulting write-down, if any, is recognized as an expense in the period in which the need for the write-down is identified. It is the Company’s general policy to write down to scrap value any inventory identified as slow-moving or obsolete.

Deferred Offering Costs

Deferred offering costs are the specific incremental costs directly attributable to the Company’s initial public offering of common stock in the United States, consisting principally of legal, printing, filing and other professional fees. In accordance with SEC Staff Accounting Bulletin Topic 5.A, codified in ASC 340-10-S99-1, these costs are deferred until completion of the offering and then charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Costs that are not specific incremental costs directly attributable to the offering, including audit and accounting advisory related fees, the costs of the redomiciliation described in Note 2 and general corporate and administrative costs, are expensed as incurred and are presented in selling, general and administrative expenses. The Company completed its initial public offering in October 2026 (see Note 22 — Subsequent Events). Accordingly, the deferred offering costs of $2.1 million as of September 30, 2026, together with offering costs incurred after that date, will be charged against the gross proceeds of the offering as a reduction of additional paid-in capital in the three months ending December 31, 2026.

Deferred offering costs of $2.1 million are presented as a separate current asset caption on the condensed consolidated balance sheets as of September 30, 2026 (there were no deferred offering costs at December 31, 2025). The change in deferred offering costs is substantially non-cash and is excluded from operating activities in the condensed consolidated statements of cash flows — from the change in prepaid expenses and other current assets and from the changes in accounts payable and accrued liabilities — and is instead presented in the supplemental disclosure of non-cash investing and financing activities. Of the amount deferred, $1.7 million was unpaid as of September 30, 2026 and was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet. The $0.4 million paid in cash during the nine months ended September 30, 2026 is presented within financing activities in the condensed consolidated statements of cash flows as payments of deferred offering costs. The balance also reflects currency translation on costs incurred by the Company’s Australian subsidiaries.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment includes the purchase price, freight, installation, and other costs directly attributable to bringing the asset to the location and condition necessary for its intended use. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives: machinery and equipment 12–20 years; laboratory equipment 3–10 years; and information technology and office equipment 3–7 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal periods that are reasonably certain to be exercised. Construction in progress is not depreciated until placed in service. The Company reviews estimated useful lives and depreciation methods at each reporting period, and changes in estimates are recognized prospectively. Upon retirement or disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is recognized in the condensed consolidated statements of operations.

Leases

The Company determines whether an arrangement contains a lease at contract inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the expected lease term. The Company has no finance leases. The Company classifies a lease as a finance lease when it meets any of the criteria in ASC 842-10-25-2 and as an operating lease otherwise. The lease liability is initially measured at the present value of the remaining lease payments, and the ROU asset is measured at the amount of the lease liability, adjusted for any lease incentives received, prepaid or accrued lease payments, and initial direct costs incurred. Because the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate at the lease commencement date, determined with reference to the term and economic environment of the lease and the Company’s credit standing. The lease term includes renewal options when the Company is reasonably certain to exercise them; the Company concluded that the two five-year renewal options under its Tennessee facility lease are reasonably certain of exercise given the strategic importance of the facility to its operations. Lease liabilities are presented as current and non-current operating lease liabilities, and ROU assets are presented as operating lease right-of-use assets, on the condensed consolidated balance sheets. Operating lease cost is presented within cost of revenue and selling, general and administrative expense in the condensed consolidated statements of operations based on the use of the leased asset. The Company has elected the practical expedient not to separate lease and non-lease components and does not recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, plant and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by its use and eventual disposition. If the carrying amount exceeds the undiscounted cash flows, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value. Fair value is determined using discounted cash flow analyses or other appropriate valuation techniques.

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recognized at fair value when incurred. The fair value is determined by discounting expected future cash flows using a credit-adjusted risk-free rate (“CARFR”). The corresponding asset retirement cost (“ARC”) is capitalized to the carrying amount of the related long-lived asset (or ROU asset) and amortized over the asset’s remaining useful life. The ARO liability is subsequently accreted to the estimated settlement amount using the effective interest method. Accretion expense is classified as cost of revenue in the condensed consolidated statements of operations.

Government Grants

The Company receives government grants based on the achievement of capital investment and employment milestones at its Tennessee manufacturing facility. Grant amounts received are recorded as deferred grant income when received or when reasonable assurance exists that the conditions attached will be met, and are recognized as other income upon satisfaction of the milestones specified in each grant agreement.

Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis. ASC 820, Fair Value Measurement, establishes a three-level hierarchy that prioritizes the inputs used to measure fair value:

•
Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Inputs other than Level 1 quoted prices that are directly or indirectly observable.
•
Level 3 — Unobservable inputs supported by little or no market activity that are significant to the fair value measurement.

The Company also discloses the fair value of financial instruments that are not measured at fair value on the condensed consolidated balance sheets in accordance with ASC 825-10-50. See Note 19 — Fair Value Measurements.

Debt

Debt is recorded at the principal amount outstanding, less any unamortized debt discount and unamortized debt issuance costs.

Debt issuance costs incurred in connection with the Company’s debt obligations are deferred and presented as a direct reduction of the carrying amount of the related debt liability on the condensed consolidated balance sheets, in accordance with ASC 835-30-45-1A.

Debt discount, representing the difference between the face amount of the debt and the cash proceeds received at issuance, is recorded as a reduction of the carrying amount of the related debt liability on the condensed consolidated balance sheets.

Debt discount and debt issuance costs are amortized to interest expense over the term of the related debt using the effective interest method.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control is transferred to customers in an amount that reflects the consideration the Company expects to receive.

The Company’s revenue is primarily generated from the sale of metal powders and the manufacture of near-net-shape components using PM-HIP processes.

Powder Products

Revenue from the sale of spherical refractory and titanium alloy powders is generally recognized at a point in time when control of the product transfers to the customer which generally occurs upon shipment.

Powder products are manufactured to specified technical parameters, such as density, particle size distribution, and oxygen content. However, these products are not uniquely customized for a specific customer and may be sold to multiple customers. Accordingly, the products have alternative use, and the Company does not have an enforceable right to payment prior to shipment.

PM-HIP Components

PM-HIP contract manufacturing revenue is recognized over time using the cost-to-cost input method. The highly customized near-net-shape components are designed to meet customer-specific technical specifications and have no alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date in accordance with ASC 606-10-25-27(c).

Contract Assets and Contract Liabilities

Contract assets represent PM-HIP revenue recognized in excess of amounts billed to customers. Contract liabilities represent advance payments received from customers in advance of the Company satisfying its performance obligations.

Shipping and Handling

Shipping and handling activities that occur after the customer obtains control of the goods are treated as fulfillment activities rather than separate performance obligations. Shipping and handling costs are included in cost of revenue.

Warranties

The Company provides assurance-type warranties that its products will conform to agreed-upon specifications at the time of delivery. These warranties do not represent separate performance obligations.

Taxes Collected from Customers

Taxes assessed by governmental authorities that are both imposed on and concurrent with revenue-producing transactions and collected from customers, including sales and use taxes, are excluded from the transaction price and the measurement of revenue and are presented on a net basis. The Company has elected the practical expedient in ASC 606-10-32-2A to exclude all such taxes from the transaction price.

Research and Development

Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. Research and development costs consist primarily of personnel costs (including salaries, benefits, and stock-based compensation) for engineers, metallurgists, and technicians; materials and consumables, including metal powders and canister materials used in development trials; outside services, including third-party testing and contract research; and qualification and material characterization costs. These costs are associated with PM-HIP component capabilities, including proof-of-concept work performed in support of customer programs across multiple domains including defense, aerospace, and space.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. Stock-based compensation expense is measured at the grant-date fair value of the award and is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award, which is generally the vesting period of the award. Forfeitures are accounted for as they occur.

The Company grants stock options to employees, non-employee directors, and other non-employee service providers under its equity incentive plans. Stock options are subject to service-based vesting conditions and generally have a contractual term of up to 10 years.

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The determination of the grant-date fair value requires the use of subjective assumptions, including the expected term of the option, expected volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield.

Expected term — The expected term represents the period that stock options are expected to be outstanding and is estimated using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of the award.

Expected volatility — Expected volatility is based on the historical volatility of the Company’s common stock (and, for periods prior to the Implementation Date (as defined in Note 2), the historical volatility of Amaero Ltd ordinary shares, the Company’s predecessor parent), measured over a look-back period that management believes is representative of expected future volatility over the expected term of the award.

Risk-free interest rate — The risk-free interest rate is based on term-matched government bond yields in effect at the time of grant for periods corresponding with the expected term of the option. For options granted prior to the Implementation Date, the risk-free interest rate was based on Australian Commonwealth Government Bond yields published by the Reserve Bank of Australia, reflecting the Australian dollar-denominated exercise prices of those grants. For options granted on or after the Implementation Date, the risk-free interest rate is based on U.S. Treasury constant maturity yields published by the Federal Reserve, reflecting the Company’s United States dollar functional currency following the redomiciliation.

Expected dividend yield — The Company has not historically paid dividends and does not expect to pay dividends in the foreseeable future. Accordingly, the expected dividend yield is assumed to be zero.

All share, per-share, and per-option amounts presented in these condensed consolidated financial statements have been retrospectively adjusted to reflect the 40-to-1 Share Consolidation effected by the Scheme completed on June 22, 2026. The exercise prices of outstanding options were redenominated from Australian dollars into United States dollars at the Implementation Date, and that redenomination is reflected prospectively from the Implementation Date. See Note 2 — Principles of Consolidation and Basis of Presentation and Note 16 — Stock-Based Compensation for further information.

Warrants

The Company has issued warrants to purchase common stock in connection with capital raising transactions. The Company evaluates the terms of each warrant issuance to determine the appropriate classification as either equity or a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, including the indexation and equity classification guidance in ASC 815-40.

Warrants that meet the criteria for equity classification are recorded in additional paid-in capital at their fair value on the issuance date and are not subsequently remeasured. Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value on the issuance date and are subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations.

The fair value of warrants is estimated using the Black-Scholes option pricing model or other valuation techniques appropriate to the specific terms of the warrant. Inputs to the valuation include the Company’s common stock price, the warrant exercise price, the remaining contractual term, expected volatility of the Company’s common stock, the risk-free interest rate, and expected dividend yield.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company evaluates the realizability of its deferred tax assets at each reporting date and establishes a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including historical operating results, projected future taxable income, the reversal of existing taxable temporary differences, and available tax planning strategies.

For interim reporting periods, the Company computes its provision for income taxes in accordance with ASC 740-270 by applying an estimated annual effective tax rate to year-to-date income or loss from continuing operations before income taxes, adjusted for discrete items recognized in the period. Because the Company maintains a full valuation allowance against its net deferred tax assets, no income tax expense or benefit was recognized for the three and nine months ended September 30, 2026 and 2025.

The Company recognizes the financial statement effect of an uncertain tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Interest and penalties related to uncertain tax positions, if any, are recognized as a component of income tax expense.

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currency of each subsidiary is the currency of the primary economic environment in which the subsidiary operates. The functional currency of the Company’s U.S. subsidiaries is the U.S. dollar; the functional currency of the Company’s Australian subsidiaries is the Australian dollar.

For subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Translation adjustments arising from these translations are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Upon the substantial liquidation or sale of a foreign subsidiary, the related cumulative translation adjustment is reclassified from accumulated other comprehensive loss to the condensed consolidated statements of operations.

Foreign currency transaction gains and losses, which arise from transactions denominated in currencies other than the functional currency of the entity in which they are recorded, are recognized in the condensed consolidated statements of operations.

The effect of exchange rate changes on cash, cash equivalents, and restricted cash represents the difference between cash, cash equivalents, and restricted cash translated at opening-period exchange rates and translated at closing-period exchange rates, including the effect of exchange rate changes on cash flows denominated in foreign currencies during the period.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by giving effect to all potentially dilutive securities outstanding during the period, including stock options, warrants, and other convertible securities, using the treasury stock method or the if-converted method, as applicable. Potentially dilutive securities are excluded from the computation of diluted loss per share when their effect would be anti-dilutive. As the Company has reported net losses for all periods presented, basic and diluted loss per share are the same, as the inclusion of potentially dilutive securities would be anti-dilutive.

In connection with the Scheme, the historical share counts and per-share amounts presented herein have been retrospectively adjusted to reflect the capital structure of Amaero Inc. for all periods presented. See Note 2 — Principles of Consolidation and Basis of Presentation and Note 5 — Earnings Per Share.

Segment Reporting

The Company operates as a single reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”), who reviews financial information on a consolidated basis. The measure of segment profit or loss regularly reviewed by the CODM is consolidated net loss, and the measure of segment assets is total assets. The significant segment expenses regularly provided to the CODM are the expense line items presented on the face of the condensed consolidated statements of operations. The CODM does not receive, nor does the Company prepare, discrete financial information regarding gross profit, operating income or loss, or assets disaggregated by product line for purposes of making operating decisions. While the Company has two product lines, the Company manages and evaluates these activities on an enterprise-wide basis without allocating costs, assets, or capital between product lines. Accordingly, the Company has determined that it operates as a single operating segment. See Note 20 — Segment Information.

Discontinued Operations

The Company evaluates whether disposal activities meet the criteria for presentation as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations. A discontinued operation is a component of an entity or group of components that has been disposed of, or is classified as held for sale, and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.

The results of operations and cash flows of components classified as discontinued operations are presented separately from continuing operations for all periods presented. Components classified as held for sale are measured at the lower of carrying value or fair value less costs to sell. Upon the substantial liquidation of a foreign subsidiary classified as a discontinued operation, the related cumulative translation adjustment is reclassified from accumulated other comprehensive loss to the gain or loss on disposal recognized within discontinued operations.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss), which includes foreign currency translation adjustments. Comprehensive loss is reported in the condensed consolidated statements of comprehensive income (loss).

Emerging Growth Company Status

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an EGC may take advantage of an extended transition period for complying with new or revised accounting standards. This allows for a delay in the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will not be required to comply with new or revised accounting standards on the dates on which adoption of such standards is required for other public companies that are not EGCs until those standards apply to private companies.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the previous incurred-loss impairment model for trade receivables and other financial assets with an expected credit loss model that requires an entity to estimate expected credit losses over the contractual life of the asset. As an EGC that has elected the extended transition period, the Company adopted this guidance effective January 1, 2023, using the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. As an EGC that has elected the extended transition period, the Company adopted this guidance effective January 1, 2024. The Company applied the modified retrospective method of adoption. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures, which requires public entities to provide additional disclosures about significant segment expenses and other segment-related information. The Company operates as a single reportable segment, and the significant segment expenses regularly provided to the chief operating decision maker are the expense line items presented on the face of the condensed consolidated statements of operations. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide additional disaggregated information in the rate reconciliation and disclose income taxes paid by jurisdiction. As an EGC that elected the extended transition period, the guidance was effective for the Company for annual periods beginning January 1, 2026. The Company early adopted this guidance prospectively, effective January 1, 2025, and the adoption did not have a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that the conditions existing as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, in place of developing a reasonable and supportable forecast of future economic conditions. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, and provides no separate effective date for entities other than public business entities; the extended transition period the Company has elected under the JOBS Act therefore does not defer its application. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and has elected the practical expedient, which it applies consistently to all current accounts receivable and current contract assets. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU 2025-01, which requires public entities to provide disaggregated disclosure of certain expense categories in the notes to the financial statements. As an EGC that has elected the extended transition period, the guidance is effective for the Company for annual periods beginning January 1, 2028. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative U.S. GAAP recognition, measurement and presentation guidance for government grants received by business entities. As an EGC that has elected the extended transition period, the guidance is effective for the Company for annual periods beginning January 1, 2030. The Company receives government grants in connection with its Tennessee manufacturing facility and is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope and requirements of interim reporting. As an EGC that has elected the extended transition period, the guidance is effective for the Company for annual periods beginning January 1, 2029. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

Note 5. Earnings Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss attributable to Amaero Inc. stockholders	$(9,057)	$(4,096)	$(22,490)	$(12,826)
Weighted-average shares outstanding — basic & diluted	23,833,180	20,137,052	23,824,398	17,880,540
Basic & diluted loss per share	$(0.38)	$(0.20)	$(0.94)	$(0.72)

All outstanding stock options and warrants were excluded from the computation of diluted net loss per share because their effect would have been antidilutive; 1,968,945 options and 642,049 warrants were outstanding as of September 30, 2026. The options outstanding include the 50,000 options issued to the Company’s lead manager in connection with prior capital raises that are excluded from the stock option activity table in Note 16 — Stock-Based Compensation.

Note 6. Revenue from Contracts with Customers

The following table presents the disaggregation of revenue by major product line and by timing of revenue recognition (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Metal powders	$3,201	$2,679	$9,396	$3,537
PM-HIP components	912	371	2,114	732
Total revenue from contracts with customers	$4,113	$3,050	$11,510	$4,269
Timing of revenue recognition
Recognized at a point in time	$3,057	$2,679	$9,252	$3,537
Recognized over time	1,056	371	2,258	732
Total	$4,113	$3,050	$11,510	$4,269

The following table presents the Company’s contract balances (in thousands):

	September 30, 2026	December 31, 2025
Contract assets	$1,013	$10
Contract liabilities	551	119

Contract assets of $1.0 million as of September 30, 2026 arose where revenue was recognized in advance of the contractual right to invoice.

During the three months and nine months ended September 30, 2026, the Company recognized revenue of $0.1 million that was included in the contract liability balance at the beginning of the period. No revenue was recognized during the nine months ended September 30, 2025 that had been included in the contract liability balance at the beginning of that period, as the Company had no contract liabilities at December 31, 2024. Contract liabilities increased $0.4 million from $0.1 million at December 31, 2025 to $0.6 million at September 30, 2026, reflecting customer advances received in excess of revenue recognized during the period.

Note 7. Income Taxes

The Company recorded no income tax benefit for the three months and nine months ended September 30, 2026 and 2025. The Company computes its interim income tax provision under ASC 740-270 using an estimated annual effective tax rate, which was zero for both periods as the Company maintains a full valuation allowance against its net deferred tax assets.

Note 8. Accounts Receivable, Net

As of September 30, 2026 and December 31, 2025, accounts receivable (gross) with customers were $2.9 million and $1.3 million, respectively.

There was no allowance for credit losses as of September 30, 2026 and an allowance of less than $0.1 million at December 31, 2025. The decrease reflects derecognition on the wind-down of the discontinued operation rather than a release of the allowance to income.

In measuring expected credit losses, the Company applies the practical expedient elected on adoption of ASU 2025-05 and assumes that the conditions existing as of the balance sheet date do not change for the remaining life of its current accounts receivable and current contract assets. Receivables and contract assets are current as of September 30, 2026; no write-offs were recorded in any period presented. On that basis, no allowance for credit losses was considered necessary as of September 30, 2026.

Note 9. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$1,491	$2,227
Work-in-process	115	277
Finished goods	4,420	3,380
Total inventories	$6,026	$5,884

Note 10. Property, Plant and Equipment Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Property, plant and equipment, gross	$52,197	$36,869
Less accumulated depreciation	(2,945)	(1,436)
Property, plant and equipment, net	$49,252	$35,433

Depreciation expense was $0.6 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively, including amortization of the asset-retirement-cost component of the right-of-use asset.

Note 11. Leases

There have been no material changes to the Company’s leases from those described in Note 11 — Leases to the audited consolidated financial statements included in the Prospectus.

Note 12. Asset Retirement Obligation

There have been no material changes to the Company’s asset retirement obligation from that described in Note 12 — Asset Retirement Obligation to the audited consolidated financial statements included in the Prospectus.

Note 13. Liabilities, Commitments and Contingencies

There have been no material changes to the Company’s liabilities, commitments and contingencies from those described in Note 13 — Liabilities, Commitments and Contingencies to the audited consolidated financial statements included in the Prospectus, other than the movements in open purchase and service commitments set out below.

Our inventory purchase commitments at September 30, 2026 totaled $6.4 million, consisting of noncancelable purchase orders for electrode feedstock, the principal raw material consumed in our metal powder atomization process, entered into in the ordinary course of business, all of which are due within one year.

Our contracted capital equipment purchase commitments at September 30, 2026 totaled $5.7 million, consisting primarily of (i) remaining milestone payments of $1.7 million for EIGA #4, with commissioning scheduled for June 2027; (ii) milestone payments of $1.5 million for our argon gas recycling system, with commissioning expected in the first quarter of 2027; and (iii) various other contracted commitments for processing equipment, leasehold improvements and ancillary plant equipment.

In connection with the argon gas recycling system, we remain obligated under a long-term argon recovery services agreement to pay monthly recovery service fees over a noncancelable initial term of 15 years following final acceptance and commissioning of the system, which is expected in the first quarter of 2027. The monthly fee is the greater of a minimum take-or-pay of $24,500, escalating 1.0% annually, and a usage-based charge.

The following table summarizes open purchase and service commitments as of September 30, 2026 (in thousands), which reflects the minimum fee only and does not include variable incremental amounts:

Year Ending December 31,	Inventory Purchase Commitments	Capital Commitments	Argon Recovery Services Minimum	Total
2026 (remaining three months)	$4,778	$3,118	$—	$7,896
2027	1,650	2,547	196	4,393
2028	—	—	296	296
2029	—	—	299	299
2030	—	—	302	302
Thereafter	—	—	3,639	3,639
Total	$6,428	$5,665	$4,732	$16,825

Note 14. Indebtedness

Long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
EXIM Bank loan (gross principal)	$26,085	$16,926
Unamortized debt discount	(2,531)	(1,764)
Unamortized debt issuance costs	(547)	(226)
Total debt, net (carrying value)	$23,007	$14,936
Less: current portion of long-term debt	$(932)	$—
Long-term debt, net	$22,075	$14,936

During the nine months ended September 30, 2026, the Company received $8.1 million of cash proceeds from loan disbursements under the EXIM Bank Credit Agreement, and $1.0 million of EXIM Bank exposure fees were financed, added to the gross principal balance and recorded as debt discount. The Company also incurred debt issuance costs of $0.3 million. The change in unamortized debt issuance costs from December 31, 2025 primarily reflects debt issuance costs incurred in connection with the June 2026 amendment to the EXIM Bank Credit Agreement, partially offset by amortization of debt issuance costs to interest expense. See Note 14 — Indebtedness to the audited consolidated financial statements included in the Prospectus for the terms of the facility, including the fixed interest rate, the EXIM Bank exposure fee, the guarantees and security, the financial covenants and the principal repayment schedule, and for the terms of the June 2026 amendment. There have been no other material changes to the Company’s indebtedness during the period. See Note 22 — Subsequent Events for the October 2026 amendment to the EXIM Bank Credit Agreement.

See Note 19 — Fair Value Measurements for the estimated fair value of the EXIM term loan.

Note 15. Interest Expense

Interest expense was $0.5 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. Interest expense for the nine months ended September 30, 2026 comprised contractual interest on the EXIM Bank term loan of $0.8 million and amortization of debt discount and debt issuance costs of $0.3 million.

Note 16. Stock-Based Compensation

Stock-based compensation expense was as follows for the three months and nine months ended September 30 (in thousands):

Nine months ended September 30,	2026	2025
Stock-based compensation expense	$2,016	$1,755
Tax benefit recognized in net earnings	—	—

Three months ended September 30,	2026	2025
Stock-based compensation expense	$322	$692
Tax benefit recognized in net earnings	—	—

The following table presents stock option activity for the nine months ended September 30, 2026:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2026	1,693,139	$7.04
Granted	410,777	$8.63
Exercised	(1,275)	$7.42
Cancelled, forfeited and expired	(183,696)	$7.98
Effect of redomiciliation currency conversion (grant-date historical rates → 0.7004)	—	$0.45
Outstanding at September 30, 2026	1,918,945	$7.99	6.26	$—
Exercisable at September 30, 2026	970,897	$7.88	5.79	$—

The 1,275 options exercised during the nine months ended September 30, 2026 were settled on a cashless (net share settlement) basis under the cashless exercise feature of the Employee Incentive Plan, resulting in the issuance of 234 shares of common stock and no cash proceeds. Options surrendered by holders to satisfy the aggregate exercise price are included within the options reflected as exercised in the table above.

On June 22, 2026, in connection with the redomiciliation, the exercise price of each outstanding option was converted from Australian dollars into U.S. dollars at the prevailing exchange rate of US$0.7004 per A$1.00 on the implementation date (presented as a separate line in the table above). No other terms of the awards, including the number of options, vesting conditions and contractual expiration dates, were modified.

The Company evaluated this currency conversion as a modification of share-based payment awards in accordance with ASC 718-20-35-3. The fair value of the modified awards was calculated using the Black-Scholes-Merton option pricing model, applying consistent assumptions immediately before and immediately after the modification, with the pre-modification calculation using Australian dollar-denominated inputs and the post-modification calculation using United States dollar-denominated inputs converted at the spot exchange rate on the Implementation Date. The Company determined that the fair value of the modified awards did not exceed the fair value of the original awards for any of the affected grants. Accordingly, no incremental compensation cost was recognized in connection with the Scheme, and the Company continues to recognize the original grant-date fair value of unvested awards over each tranche’s remaining requisite service period.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 was $5.44 per share of common stock ($7.11 per share of common stock for the nine months ended September 30, 2025). The Company estimated the fair value of these options using the Black-Scholes-Merton option-pricing model, applying the same methodology described in Note 16 — Stock-Based Compensation to the audited consolidated financial statements included in the Prospectus, with assumptions relating to share price, expected volatility, expected term, risk-free interest rate, and expected dividend yield determined by reference to the grants made in each period.

The weighted-average fair value of options granted for the nine months ended September 30 was calculated using the following weighted average assumptions:

Nine months ended September 30,	2026	2025
Weighted-average grant-date fair value ($)	5.44	7.11
Risk-free interest rate	4.33%	4.15%
Expected option life (years)	3.82	6.05
Expected volatility	90.00%	90.00%
Expected dividend yield	0.00%	0.00%

As of September 30, 2026, total unrecognized stock-based compensation expense was $2.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Options to acquire 50,000 shares of common stock issued to the Company’s lead manager in connection with capital raises remain outstanding as of September 30, 2026 (exercise price of $14.01 per share, expiring in 2027) and are excluded from the table above, but are included in the 1,968,945 options outstanding disclosed in Note 5 — Earnings Per Share; their grant-date fair value was recognized as a reduction of the related issuance proceeds.

Note 17. Common Stock

Common stock. As of September 30, 2026, the Company had 150,000,000 shares of common stock authorized and 23,833,180 shares issued and outstanding, par value $0.00001 per share. The Company’s shares trade on the ASX in the form of CHESS Depositary Interests (“CDIs”), with 40 CDIs representing one share of common stock. CDIs are held through CHESS Depositary Nominees Pty Ltd (“CDN”), which holds the underlying shares as nominee for CDI holders.

Fractional shares. Because Delaware law does not permit the issuance of fractional shares, the Company issued an additional 38 CDIs on the implementation date of the scheme of arrangement undertaken by the Company’s predecessor (Amaero Ltd) with its shareholders to a fractional holder account maintained by the Company, given such shareholders’ entitlements resulting from the 40-to-1 CDI-to-share ratio would have otherwise produced a fractional share. As a result, of the 953,327,200 CDIs issued and outstanding, 953,327,162 are held by the Company’s shareholders and 38 are held by the Company (representing 0.95 of one share held by CDN).

Note 18. Warrants and Restricted Stock Units

At September 30, 2026, 642,049 warrants were outstanding. During the nine months ended September 30, 2026, 34,897 warrants were exercised on both a cash and a cashless (net) basis, resulting in the issuance of 18,390 shares of common stock. The cash exercises generated $0.1 million of cash proceeds. The cashless exercises resulted in the net issuance of shares and generated no cash proceeds.

No restricted stock units, whether vested or unvested, remained outstanding at December 31, 2025 or September 30, 2026. All previously granted restricted stock units had vested and settled or been forfeited prior to December 31, 2025. No restricted stock units were granted during the three months and nine months ended September 30, 2026. Restricted stock unit activity in prior periods was not material to the financial statements (see Note 18 — Warrants and Restricted Stock Units to the audited consolidated financial statements included in the Prospectus).

Note 19. Fair Value Measurements

The following table presents the Company’s assets measured at fair value on a recurring basis (in thousands):

	September 30, 2026	December 31, 2025
Assets	Fair Value (Level 1)	Fair Value (Level 1)
Money market funds	$675	$27,347
Total assets	$675	$27,347

The following table presents the carrying amount and estimated fair value of the Company’s debt as of September 30, 2026 (in thousands):

	September 30, 2026
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Debt, net of issuance costs	$(23,007)	$(22,815)	$—	$—	$(22,815)

The following table presents the carrying amount and estimated fair value of the Company’s debt as of December 31, 2025 (in thousands):

	December 31, 2025
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Debt, net of issuance costs	$(14,936)	$(15,226)	—	—	$(15,226)

The fair value of the EXIM term loans was estimated using a discounted cash flow analysis of the remaining contractual cash flows at a market-participant discount rate of 9.3% as of September 30, 2026 and 8.0% as of December 31, 2025, and is classified within Level 3 of the fair value hierarchy.

The Company had no assets or liabilities measured at fair value on a recurring basis using significant unobservable (Level 3) inputs as of September 30, 2026 or December 31, 2025, and there were no transfers between levels of the fair value hierarchy during the three months and nine months ended September 30, 2026 or 2025. The only assets measured at fair value on a recurring basis are money market funds, which are classified within Level 1. The EXIM term loan is carried at amortized cost and is not measured at fair value; the Level 3 classification above relates only to the fair value disclosed for that instrument.

Note 20. Segment Information

The Company operates as a single reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”), and the measure of segment profit or loss regularly reviewed by the CODM is consolidated net loss. There have been no changes from the audited consolidated financial statements included in the Prospectus in the Company’s determination of its single operating and reportable segment, the identity of the CODM, the measure of segment profit or loss, the significant segment expenses reviewed by the CODM (which are the expense line items presented on the face of the condensed consolidated statements of operations), or the measure of segment assets (total assets). See Note 4 — Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Prospectus.

For the three and nine months ended September 30, 2026, the measure of segment profit or loss (consolidated net loss) of $9.1 million and $22.5 million, respectively, equaled consolidated loss from continuing operations before income taxes, as there was no income tax expense or benefit and no discontinued operations in those periods. For the nine months ended September 30, 2025, consolidated net loss of $12.8 million reconciles to consolidated loss from continuing operations before income taxes of $13.0 million by $0.2 million of income from discontinued operations, net of tax. For the three months ended September 30, 2025, consolidated net loss of $4.1 million equaled consolidated loss from continuing operations before income taxes. There was no income tax expense or benefit in that period.

Note 21. Discontinued Operations

The following table presents the results of discontinued operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income (loss) from discontinued operations, net of tax	$—	$1	$—	$171

No assets, liabilities, revenues, or operating activities remain associated with the discontinued operations as of September 30, 2026. See Note 21 — Discontinued Operations to the audited consolidated financial statements included in the Prospectus for additional information.

Note 22. Subsequent Events

The Company has evaluated subsequent events through November 9, 2026, the date these condensed consolidated financial statements were issued, and has identified no matters requiring disclosure other than as described elsewhere in these notes and the following:

Initial public offering. On October 16, 2026, the Company completed its initial public offering, in which it issued and sold 4,705,883 shares of common stock at a public offering price of $4.25 per share. On October 19, 2026, the underwriters partially exercised their option to purchase additional shares, and the Company issued and sold an additional 306,814 shares of common stock at the public offering price. The Company received aggregate net proceeds of $17.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company’s common stock began trading on the Nasdaq Capital Market under the symbol “AMRO” on October 15, 2026. The CDIs continue to be quoted on the ASX under the symbol “3DA.” The deferred offering costs of $2.1 million capitalized at September 30, 2026, together with offering costs incurred after that date, will be charged against the gross proceeds of the offering as a reduction of additional paid-in capital in the three months ending December 31, 2026.

Amendment to the EXIM Bank Credit Agreement. On October 7, 2026, the Company amended the EXIM Bank Credit Agreement to, among other things, (i) decrease the pledged cash requirement from 20% to 10% of the aggregate outstanding principal amount of all disbursements under the facility, which resulted in the release of $2.1 million of restricted cash, (ii) change the first testing date for the minimum liquidity covenant from September 30, 2027 to September 30, 2028, and (iii) provide for the expansion of the collateral to include substantially all of the assets of the borrower and the guarantors, subject to certain exceptions. The amendment did not change the interest rate, the principal amount or the repayment schedule of the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our final prospectus dated October 14, 2026, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), on October 15, 2026 (the “Prospectus”). This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results could differ materially from those discussed in these forward-looking statements. You should read the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and the “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading U.S.-based producer of high-value refractory and titanium alloy spherical metal powders for additive manufacturing (“AM”) and advanced manufacturing, and a pioneer in Powder Metallurgy Hot Isostatic Pressing (“PM-HIP”) manufacturing of large near-net-shape components. Our manufacturing operations and corporate headquarters are located in McDonald, Tennessee.

Our core technology platform centers on the Electrode Induction Melting Inert Gas Atomizer (“EIGA”), a crucible-free gas atomization technology designed for the production of high-purity titanium and refractory alloy powders (“EIGA Premium”). We produce spherical metal powders engineered for laser powder bed fusion 3D printing of mission-critical components, including for hypersonic weapons systems, satellite propulsion, strategic missiles, aerospace, and medical applications. Through our PM-HIP manufacturing process, we produce large, complex, near-net-shape powder metallurgy parts with forged-equivalent material properties and microstructure.

Recent Developments

Initial Public Offering

On October 16, 2026, we completed our initial public offering (the “IPO”), in which we issued and sold 4,705,883 shares of our common stock at a public offering price of $4.25 per share. On October 19, 2026, the underwriters partially exercised their option to purchase additional shares, and we issued and sold an additional 306,814 shares of our common stock at the public offering price. We received aggregate net proceeds of $17.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. Our common stock began trading on the Nasdaq Capital Market under the symbol “AMRO” on October 15, 2026. Our CHESS Depositary Interests (“CDIs”) continue to be quoted on the Australian Securities Exchange (the “ASX”) under the symbol “3DA.” As of September 30, 2026, we had capitalized $2.1 million of deferred offering costs, which will be reclassified to additional paid-in capital as a reduction of the IPO proceeds in the fourth quarter of 2026.

Redomiciliation

On June 22, 2026, we completed a redomiciliation of our parent company from Australia to the State of Delaware in the United States by way of two schemes of arrangement, which were interconditional, whereby Amaero Inc., a Delaware corporation, replaced Amaero Ltd, an Australian incorporated entity, as our parent company (the “Redomiciliation”). To effect the Redomiciliation, the shareholders in Amaero Ltd received the equivalent of one CDI for each ordinary share they owned in Amaero Ltd. CDIs can be converted at the holder’s option into a share of our common stock on a 40-for-1 basis, and each share of our common stock can be converted into 40 CDIs. The Redomiciliation has been accounted for as a reorganization of entities under common control on a carryover basis. Accordingly, the historical condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q reflect the operations of Amaero Ltd and its subsidiaries, as our accounting predecessor, for all periods presented.

Amendment to EXIM Bank Credit Agreement

In October 2026, we amended our credit agreement with the Export-Import Bank of the United States (“EXIM Bank”) (the “EXIM Bank Credit Agreement”) to, among other things, (i) decrease the pledged cash requirement from 20% to 10% of the aggregate outstanding principal amount of all disbursements under the EXIM Bank Credit Agreement, which resulted in the release of $2.1 million of restricted cash to us, (ii) change the first testing date for the minimum liquidity covenant from September 30, 2027 to

September 30, 2028, and (iii) provide for the expansion of the collateral to include substantially all of the assets of our wholly owned subsidiary, Amaero Advanced Materials & Manufacturing, Inc., as borrower, and the guarantors, subject to certain exceptions.

Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business

We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors.” There have been no material changes to the known trends, demands, commitments, events, or uncertainties described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus, except as described below.

Reshoring and Expansion of Production Capacity in the United States

We commissioned our third EIGA Premium atomizer in June 2026 and a custom-designed and fabricated titanium powder sieving system at our McDonald, Tennessee facility in August 2026, which together expanded our titanium throughput capacity by approximately 100%. Our fourth EIGA, for which we placed a binding order in December 2025, is expected to be commissioned in June 2027, and our argon gas recycling system is expected to be commissioned during the first quarter of 2027. Through September 30, 2026, we had invested an aggregate of approximately $52.2 million in property, plant and equipment to stand up our domestic manufacturing operations, of which approximately $1.8 million had been incurred but not yet paid and was reflected in accounts payable and accrued liabilities as of September 30, 2026. We expect to invest an additional approximately $10.0 million to complete the current build-out of our production capacity, of which approximately $5.7 million was subject to binding purchase commitments as of September 30, 2026.

Key Performance Indicators and Non-GAAP Financial Measures

Backlog

Growth in backlog is a key measure of our business. Our backlog supports predictable revenue expansion and enables forward revenue visibility. Our backlog has expanded during the periods presented, growing from $6.9 million as of December 31, 2025 to $13.4 million as of September 30, 2026, reflecting continued execution of new and existing contracts across both our metal powders and PM-HIP product lines, including our research and development contract with the U.S. Department of War (the “DoW”) entered into in July 2026, which represented $4.4 million of our backlog as of September 30, 2026.

Our backlog represents the portion of legally binding contracts that are expected to result in future revenue within the next twelve months and supports predictable revenue expansion and facilitates forward revenue visibility. Backlog may also include change orders for any contracts that have been formally contracted. Our backlog consists of firm orders for metal powder, which are not subject to any customer right of termination for convenience, and orders for PM-HIP components. Certain of our PM-HIP component contracts permit the customer to terminate for convenience. In those cases, we are generally entitled to payment for work performed and costs incurred, subject to other adjustments, through the termination date, determined under the applicable contract’s terms. The composition of our backlog between metal powders and PM-HIP components as of September 30, 2026 and December 31, 2025 is set forth in the table below (in thousands):

	September 30, 2026	December 31, 2025
Metal powders	$12,462	$5,984
PM-HIP components	975	889
Total	$13,437	$6,873

Non-GAAP Financial Measures

In addition to the financial information prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide a non-GAAP financial measure. We define “Adjusted EBITDA” as income (loss) from continuing operations before interest, taxes, depreciation, and amortization, further adjusted to remove the impact of stock-based compensation, and costs related to the Redomiciliation, the IPO and preparation for the IPO. We use Adjusted EBITDA in conjunction with other GAAP measures to evaluate the effectiveness of our business strategies, make strategic decisions, and communicate with our board of directors and investors concerning our financial performance. We use this non-GAAP financial measure to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense and income), asset base (such as depreciation and capital expenditures) and other items (such as non-recurring or non-cash costs) that impact the comparability of financial results from period to period. We believe that the presentation of this non-GAAP financial measure provides useful information to investors and analysts in assessing our financial performance and results of operations across reporting periods by excluding items we do not believe are indicative of our core operating performance. Loss from continuing operations is the GAAP measure most directly comparable to Adjusted EBITDA, as net loss includes results from discontinued operations for certain historical periods.

Our non-GAAP financial measure should not be considered as an alternative to the most directly comparable GAAP financial measure. You are encouraged to evaluate each of these adjustments and the reasons management considers them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in such presentation. Our presentation of this non-GAAP financial measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of Adjusted EBITDA in the future, and any such modification may be material. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider this non-GAAP financial measure in isolation or as a substitute for analysis of our operating results as reported under GAAP. Adjusted EBITDA may be defined differently by other companies in our industry and may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. The table below presents our Adjusted EBITDA, reconciled to our loss from continuing operations, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Loss from continuing operations	$(9,057)	$(4,097)	$(22,490)	$(12,997)
Interest income	(94)	(168)	(482)	(403)
Interest expense	479	132	1,176	170
Income tax (benefit) expense	—	—	—	—
Depreciation & amortization	592	369	1,527	753
Stock-based compensation	322	692	2,016	1,755
IPO-related costs(1)	644	—	2,628	—
Adjusted EBITDA	$(7,114)	$(3,072)	$(15,625)	$(10,722)

(1) Represents non-ordinary course costs incurred related to the Redomiciliation and preparation for and costs related to the IPO.

Key Performance Indicators

We focus on a variety of key performance indicators and a non-GAAP financial measure to plan, measure and evaluate our business and financial performance, identify key trends affecting our business, inform our strategic business decisions, and develop operational goals for managing our business. We believe that these key performance indicators and the non-GAAP financial measure provide useful information to investors and others by allowing for transparency with respect to key metrics used by management in our financial and operational decision-making. These metrics may be used by investors in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects. Our calculation of key performance indicators and the non-GAAP financial measure may be different than or otherwise not comparable to similarly named metrics used by other companies. The following table presents a summary of our key performance indicators and the non-GAAP financial measure for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Key Performance Indicators
Backlog(1)	$13,437	$4,806	$13,437	$4,806
Net loss attributable to Amaero Inc. stockholders	$(9,057)	$(4,096)	$(22,490)	$(12,826)
Net cash used in operating activities	$(6,340)	$(7,295)	$(19,242)	$(14,280)
Non-GAAP Financial Measures
Adjusted EBITDA(2)	$(7,114)	$(3,072)	$(15,625)	$(10,722)

(1)
Backlog is presented as of the end of each period. See “—Backlog” for more information.
(2)
Adjusted EBITDA is a non-GAAP financial measure. For the definition of Adjusted EBITDA, as well as a reconciliation to loss from continuing operations, its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “—Non-GAAP Financial Measures” above.

Components of Results

The following describes the principal components of our results of continuing operations.

Revenue

We generate revenue from two product offerings: metal powders and PM-HIP components.

Revenue from sales of metal powders is generally recognized at a point in time, when control of the product transfers to the customer, which typically occurs upon shipment or delivery in accordance with the terms of the applicable customer arrangement. Pricing is established under master purchasing agreements and individual purchase orders, with payment terms generally consistent with industry practice for advanced materials suppliers. Our refractory powder development program for the DoW, under which we first recognized revenue in the third quarter of 2026, is classified within metal powders consistent with its backlog classification but is recognized over time, as described below. Accordingly, the disaggregation of revenue by product line does not correspond to the disaggregation by timing of revenue recognition in the 2026 periods presented.

Revenue from PM-HIP components is recognized over time as production progresses for arrangements that meet the criteria of ASC 606 for over-time recognition, based on customer-specific manufacturing arrangements where the products produced have no alternative use and we have an enforceable right to payment for performance completed to date. For arrangements that do not meet the over-time recognition criteria, revenue is recognized at a point in time upon delivery. Prior to the third quarter of 2026, our PM-HIP revenue consisted principally of qualification and first-article components manufactured to customer-specific technical specifications, and in the third quarter of 2026, we began recognizing revenue under a low-rate initial production contract.

We also recognize service and research revenue from time to time in connection with development arrangements. Substantially all of our revenue in each of the periods presented was generated in the United States.

Cost of Revenue

Cost of revenue consists of variable production costs and fixed production costs. Variable production costs consist principally of raw material inputs (including electrodes, third-party powder feedstock, argon gas, and electricity for our metal powders products, and third-party hot isostatic pressing processing, materials used in canister design and fabrication, and feedstock for our PM-HIP components products) and direct hourly production labor. Fixed production costs consist principally of plant salaried labor and overhead, depreciation on manufacturing equipment and leasehold improvements, operating lease expense for our Tennessee facility, and consumables and other warehouse supplies. Cost of revenue also includes share-based compensation expense allocable to direct production labor and plant overhead personnel. Because production volumes during the periods presented were below our installed atomization capacity, a substantial portion of fixed production costs was recognized as a period cost in cost of revenue rather than absorbed into inventory.

General and Administrative Expense

General and administrative expense consists principally of salaries, benefits, and share-based compensation for our corporate, finance, legal, and executive personnel; outside professional fees, including consulting, audit, tax, legal, and investor relations costs; insurance; technology and information systems costs; and other general corporate overhead. As a public company, we are implementing additional procedures and processes to address the standards and requirements applicable to public companies. We expect to incur additional annual expenses related to these steps and, among other things, additional directors’ and officers’ liability insurance, director fees, costs to comply with reporting requirements of the SEC, transfer agent fees, costs for hiring additional accounting, legal and administrative personnel, increased auditing and legal expenses and other related costs. We anticipate these additional expenses to be a significant increase from our past general and administrative expenditures. See “Risk Factors—Risks Related to Laws and Regulations—We have incurred and will continue to incur significant costs as a result of operating as a public company with securities listed on exchanges in both the United States and Australia, and our management is required to devote substantial time to compliance initiatives.”

Research and Development Expense

Research and development (“R&D”) expense consists principally of third-party services and internal materials consumed in research and development activities, and, in periods in which we have dedicated R&D personnel, the related compensation costs. No internal R&D personnel costs were incurred in the nine months ended September 30, 2026 or 2025. Research and development activities have included university-led powder optimization research, internal refractory alloy atomization trials, and third-party research and development supporting our PM-HIP products.

Other Income, Net

Other income, net consists primarily of income recognized on state and local economic development grants tied to headcount and capital investment milestones at our Tennessee facility, together with miscellaneous other items.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents, which are held in interest-bearing cash accounts and a money market fund.

Interest Expense

Interest expense consists of the coupon interest accruing on borrowings under our EXIM Bank Credit Agreement at the stated rate of 5.36% per annum, commitment fees on the unused portion of our committed facility, and amortization of debt discount and debt issuance costs using the effective interest method over the term of the loan.

Income Tax Expense (Benefit)

We are subject to U.S. federal and state income taxes and, with respect to certain of our subsidiaries, foreign income taxes. We maintain valuation allowances against all of our deferred tax assets, reflecting management’s assessment that it is more likely than not that such deferred tax assets will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our unaudited condensed consolidated results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,
	2026	2025	$ Change	% Change
Revenue	$4,113	$3,050	$1,063	34.9%
Cost of revenue	8,493	3,142	5,351	170.3%
Gross loss	(4,380)	(92)	(4,288)	N/M
Selling, general and administrative expenses	4,276	3,727	549	14.7%
Research and development expenses	138	266	(128)	(48.1%)
Loss on dispositions and impairment	—	120	(120)	(100.0%)
Total operating expenses	$4,414	$4,113	$301	7.3%
Loss from operations	(8,794)	(4,205)	(4,589)	(109.1%)
Other income, net	122	72	50	69.4%
Interest income	94	168	(74)	(44.0%)
Interest expense	(479)	(132)	(347)	262.9%
Total other income (expense), net	$(263)	$108	$(371)	(343.5%)
Loss from continuing operations before income taxes	(9,057)	(4,097)	(4,960)	(121.1%)
Income tax benefit (expense)	—	—	—
Loss from continuing operations	(9,057)	(4,097)	(4,960)	(121.1%)
Income (loss) from discontinued operations, net of tax	—	1	(1)	(100.0%)
Net loss attributable to Amaero Inc. stockholders	$(9,057)	$(4,096)	$(4,961)	(121.1%)

N/M = not meaningful

Revenue

Revenue increased $1.1 million from $3.1 million for the three months ended September 30, 2025 to $4.1 million for the three months ended September 30, 2026. This growth reflects the continued ramp of our Tennessee manufacturing operations as customers completed qualification programs and began drawing on contracted volumes.

	Three months ended September 30,
	2026	2025	$ Change	% Change
Metal powders	$3,201	$2,679	$522	19%
PM-HIP components	912	371	541	146%
Total revenue from contracts with customers	$4,113	$3,050	$1,063	35%

Metal powders revenue increased $0.5 million from $2.7 million for the three months ended September 30, 2025 to $3.2 million for the three months ended September 30, 2026. The increase reflects continued ramp of our atomization capacity following the commissioning of our second EIGA Premium in June 2025, and expansion of new and existing customer relationships.

PM-HIP components revenue increased $0.5 million from $0.4 million for the three months ended September 30, 2025 to $0.9 million for the three months ended September 30, 2026. PM-HIP revenue for the three months ended September 30, 2026 includes revenue recognized under a low-rate initial production contract, which represented the first period in which we recognized revenue under a PM-HIP production contract. All other PM-HIP revenue in both periods was generated from qualification and first-article components manufactured to customer-specific technical specifications, principally for U.S. defense, naval nuclear, aerospace, and space customers.

Customer Concentration

For the three months ended September 30, 2026 and 2025, revenue from Continuum Powders Corporation represented 14% and 35% of our total revenue, respectively. Revenue from Titomic Limited represented 14% of our total revenue for the three months ended September 30, 2026. For the three months ended September 30, 2025, revenue from Velo3D represented 50% of our total revenue. For the three months ended September 30, 2026, revenue from Vast and from a prime contractor to the DoW and its programs represented 18% and 12% of our total revenue, respectively.

Customer concentration is a known risk to our results of operations. The loss of any 10%-or-greater customer, or a material reduction in orders from such a customer, could have a material adverse effect on our revenue, results of operations, and cash flows. As we are in the early stages of scaling our manufacturing operations, we expect our customer base to continue evolving as we expand powder production capacity and convert additional qualification and first-article work into production contracts.

Cost of Revenue and Gross Margin

Cost of revenue increased $5.4 million from $3.1 million for the three months ended September 30, 2025 to $8.5 million for the three months ended September 30, 2026. Gross loss was $4.4 million for the three months ended September 30, 2026, compared to a gross loss of $0.1 million for the three months ended September 30, 2025.

The increase in cost of revenue and gross loss for the three months ended September 30, 2026 reflected the continued scale-up of our Tennessee manufacturing operations, together with the effects of restart of titanium production in late July. Following safety incidents, we paused titanium powder production for approximately six weeks during which we concluded a comprehensive facility and process safety review and implemented the resulting improvements and remediations. In addition, we commissioned a custom-designed and fabricated titanium powder sieving system in August 2026, which, together with our third EIGA Premium atomizer, expanded our titanium throughput capacity by approximately 100%. The optimization of operating parameters resulted in reduced titanium powder throughput and lower yields. As a result, during the period, titanium production was below our installed capacity, a portion of our production labor and fixed production costs was not absorbed into inventory, and lower yields increased the cost of titanium powder sold.

Our fixed production costs, which consist principally of plant salaried labor and overhead, depreciation on manufacturing equipment and leasehold improvements, and operating lease expense for our Tennessee facility, are largely established at their current levels to support both our metal powders and PM-HIP product lines. As a result, we expect to realize improved operating leverage and gross margin as production volumes and titanium powder yields increase toward our installed capacity.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $0.5 million from $3.7 million for the three months ended September 30, 2025 to $4.3 million for the three months ended September 30, 2026. The increase principally reflected $0.6 million of costs related to the Redomiciliation and the IPO, consisting primarily of legal and tax fees and audit fees related to the historical financial statements included in our IPO registration statement, none of which were directly attributable to the IPO and all of which were expensed as incurred, together with $0.2 million of higher general corporate legal and audit fees and a $0.2 million increase in other selling, general and administrative expense categories, none of which was individually significant, partially offset by a $0.5 million decrease in stock-based compensation, primarily reflecting higher forfeitures.

Research and Development Expense, Net

Research and development expense was $0.1 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025.

Loss on Dispositions and Impairment

During the three months ended September 30, 2025, we recorded a $0.1 million loss on powder processing equipment destroyed in an August 2025 incident at our Tennessee facility.

Other Income, Net

Other income, net was $0.1 million for each of the three months ended September 30, 2026 and 2025, primarily consisting of Tennessee government grant income recognized based on achievement of capital investment and employment milestones.

Interest Income

Interest income decreased $0.1 million from $0.2 million for the three months ended September 30, 2025 to $0.1 million for the three months ended September 30, 2026, primarily reflecting lower average cash balances. Excess cash is held in interest-bearing cash accounts and a money market fund.

Interest Expense

Interest expense was $0.5 million for the three months ended September 30, 2026, comprising $0.3 million of coupon interest and $0.1 million of amortization of debt discount and issuance costs on our EXIM Bank Credit Agreement, which bears a stated rate of 5.36%, compared to $0.1 million for the three months ended September 30, 2025. The increase reflects higher outstanding borrowings, as the facility was fully drawn in July 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our unaudited condensed consolidated results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Revenue	$11,510	$4,269	$7,241	169.6%
Cost of revenue	19,078	7,638	11,440	149.8%
Gross loss	(7,568)	(3,369)	(4,199)	(124.6%)
Selling, general and administrative expenses	14,127	9,543	4,584	48.0%
Research and development expenses	201	274	(73)	(26.6%)
Loss on dispositions and impairment	108	120	(12)	(10.0%)
Total operating expenses	$14,436	$9,937	$4,499	45.3%
Loss from operations	(22,004)	(13,306)	(8,698)	(65.4%)
Other income, net	208	76	132	173.7%
Interest income	482	403	79	19.6%
Interest expense	(1,176)	(170)	(1,006)	591.8%
Total other income (expense), net	$(486)	$309	$(795)	(257.3%)
Loss from continuing operations before income taxes	(22,490)	(12,997)	(9,493)	(73.0%)
Income tax benefit (expense)	—	—	—
Loss from continuing operations	(22,490)	(12,997)	(9,493)	(73.0%)
Income (loss) from discontinued operations, net of tax	—	171	(171)	(100.0%)
Net loss attributable to Amaero Inc. stockholders	$(22,490)	$(12,826)	$(9,664)	(75.3%)

N/M = not meaningful

Revenue

Revenue increased $7.2 million from $4.3 million for the nine months ended September 30, 2025 to $11.5 million for the nine months ended September 30, 2026. This growth reflects the progressive ramp of our Tennessee manufacturing operations as customers completed qualification programs and began drawing on contracted volumes.

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Metal powders	$9,396	$3,537	$5,859	166%
PM-HIP components	2,114	732	1,382	189%
Total revenue from contracts with customers	$11,510	$4,269	$7,241	170%

Metal powders revenue increased $5.9 million from $3.5 million for the nine months ended September 30, 2025 to $9.4 million for the nine months ended September 30, 2026, an increase of 166%. The increase reflects the fulfillment of an initial $3.0 million refractory powder purchase order from Titomic Limited, continued ramp of our atomization capacity following the commissioning of our second EIGA Premium in June 2025 and our third EIGA Premium in June 2026, and expansion of new and existing customer relationships.

PM-HIP components revenue increased $1.4 million from $0.7 million for the nine months ended September 30, 2025 to $2.1 million for the nine months ended September 30, 2026, an increase of 189%. PM-HIP revenue for the nine months ended September 30, 2026 includes revenue recognized under our low-rate initial production contract with BPMI, which we began recognizing in the third quarter of 2026. All other PM-HIP revenue in both periods was generated from qualification and first-article components manufactured to customer-specific technical specifications, principally for U.S. defense, naval nuclear, aerospace, and space customers.

Customer Concentration

For the nine months ended September 30, 2026 and 2025, revenue from Continuum Powders Corporation represented 22% and 39% of our total revenue, respectively. Revenue from Titomic Limited represented 31% of our total revenue for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, revenue from Velo3D represented 36% of our total revenue.

Customer concentration is a known risk to our results of operations. The loss of any 10%-or-greater customer, or a material reduction in orders from such a customer, could have a material adverse effect on our revenue, results of operations, and cash flows. As we are in the early stages of scaling our manufacturing operations, we expect our customer base to continue evolving as we expand powder production capacity and convert additional qualification and first-article work into production contracts.

Cost of Revenue and Gross Margin

Cost of revenue increased $11.4 million from $7.6 million for the nine months ended September 30, 2025 to $19.1 million for the nine months ended September 30, 2026. Gross loss was $7.6 million for the nine months ended September 30, 2026 compared to $3.4 million for the nine months ended September 30, 2025.

The increase in cost of revenue in the nine months ended September 30, 2026 reflected the continued scale-up of our Tennessee manufacturing operations following the commissioning of our second and third EIGA Premium atomizers in June 2025 and June 2026, respectively. Cost of revenue in the period also reflected the effects in the third quarter of 2026 of restart of titanium production after concluding a comprehensive facility and process safety review, and of lower titanium powder yields as we incorporated and optimized our expanded custom-designed and fabricated titanium powder sieving system.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $4.6 million from $9.5 million for the nine months ended September 30, 2025 to $14.1 million for the nine months ended September 30, 2026. The increase principally reflected: (i) $2.6 million of costs related to the Redomiciliation and the IPO, consisting primarily of legal and tax fees and audit fees related to the historical financial statements included in our IPO registration statement, none of which were directly attributable to the IPO and all of which were expensed as incurred; (ii) a $1.0 million increase in salaries and benefits, reflecting a full nine months of compensation in 2026 for employees hired during 2025, together with additional hires to support the continued scale-up of our operations; (iii) a $0.2 million increase in selling and marketing expenses; (iv) a $0.2 million increase in consulting fees; and (v) a $0.1 million increase in each of ASX listing and compliance fees, employee relocation costs, information technology costs, travel expenses, and audit fees related to the audit of our consolidated financial statements for the year ending December 31, 2026.

Research and Development Expense, Net

Research and development expense was $0.2 million for the nine months ended September 30, 2026, compared to $0.3 million for the nine months ended September 30, 2025.

Loss on Dispositions and Impairment

During the nine months ended September 30, 2026, we recorded a $0.1 million impairment on construction in progress. During the nine months ended September 30, 2025, we recorded a $0.1 million loss on powder processing equipment destroyed in an August 2025 incident at our Tennessee facility.

Other Income, Net

Other income, net was $0.2 million for the nine months ended September 30, 2026, compared to $0.1 million for the nine months ended September 30, 2025, primarily consisting of Tennessee government grant income recognized based on achievement of capital investment and employment milestones.

Interest Income

Interest income increased $0.1 million from $0.4 million for the nine months ended September 30, 2025 to $0.5 million for the nine months ended September 30, 2026, primarily reflecting higher average cash balances during the first half of 2026 following our August 2025 financing. Excess cash is held in interest-bearing cash accounts and a money market fund.

Interest Expense

Interest expense was $1.2 million for the nine months ended September 30, 2026, comprising $0.8 million of coupon interest and $0.3 million of amortization of debt discount and issuance costs on our EXIM Bank Credit Agreement, which bears a stated rate of 5.36%, compared to $0.2 million for the nine months ended September 30, 2025. The increase reflects higher outstanding borrowings as we drew the remaining capacity under the facility, which was fully drawn in July 2026.

Discontinued Operations

Income from discontinued operations was $0.2 million for the nine months ended September 30, 2025, reflecting refundable R&D cash tax incentives received under the Australian Government R&D Tax Incentive program related to qualifying R&D expenditures incurred by our former Australian operations. There was no income from discontinued operations for the nine months ended September 30, 2026.

Liquidity and Capital Resources

Our primary historical sources of liquidity have been cash on hand, proceeds from equity placements and borrowings under our EXIM Bank Credit Agreement. Our principal historical liquidity requirements have been funding leasehold improvements for the build-out of our Tennessee facility, funding capital expenditures to support our metal powders and PM-HIP product offerings, and meeting working capital needs.

As of September 30, 2026, we had cash and cash equivalents of $5.0 million, comprising $4.3 million held in interest-bearing cash accounts and $0.7 million held in money market funds, and restricted cash of $4.7 million held in the pledged collateral account under our EXIM Bank Credit Agreement, which was fully drawn in July 2026.

In October 2026, we completed the following transactions that provided additional cash:

•
We completed our IPO and received net proceeds of $17.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
•
We amended the EXIM Bank Credit Agreement to reduce the pledged cash requirement from 20% to 10% of the aggregate outstanding principal amount of all disbursements, which resulted in the release of $2.1 million of restricted cash to cash.
•
As a result, our cash and cash equivalents at October 31, 2026 was $19.3 million and restricted cash was $2.6 million.

We have historically incurred losses from operations and used cash in operations while making substantial capital investments to build and scale our production infrastructure, reflecting our early stage of commercialization and production volumes that have remained below our installed atomization capacity. For the nine months ended September 30, 2026, we incurred a loss from continuing operations of $22.5 million and used $19.2 million of net cash in operating activities. We expect these conditions to continue in the near term, along with further capital investment, as we increase utilization of our fixed-cost production base toward installed capacity.

Over the next 12 months, we expect our principal liquidity requirements to consist of (i) continued investment in operations during the commercialization ramp; (ii) working capital investment to support revenue growth, principally in inventory and accounts receivable; (iii) capital expenditures under our remaining contracted commitments, principally relating to our fourth EIGA Premium and our argon recycling system; and (iv) debt service under our EXIM Bank Credit Agreement, including quarterly cash interest payments, which commenced with the payment of deferred interest on September 30, 2026, and quarterly principal payments commencing on September 30, 2027.

We have evaluated our liquidity position, capital resources, and projected cash flows in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. Based on this evaluation, and including the $17.0 million of net proceeds from the IPO (after deducting underwriting discounts and commissions and estimated offering expenses payable by us) and the release of $2.1 million of restricted cash in connection with the October 2026 amendment to our EXIM Bank Credit Agreement, we have concluded that our existing cash will not be sufficient to fund our operations through the end of the one-year look-forward period from the date our condensed consolidated financial statements are issued. Accordingly, substantial doubt exists about our ability to continue as a going concern within one year from the date our condensed consolidated financial statements are issued.

We believe the net proceeds from the IPO, together with our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We will require additional funding through one or more sales of equity securities, convertible securities or debt in public offerings or private placements, or, to the extent available, through government grants, tax incentives or other sources, to continue our operations. The terms of such additional financings, if we are able to complete any of them at all, may be less favorable to us than the terms of the IPO and may not be sufficient to alleviate the substantial doubt about our ability to continue as a going concern and are likely to cause additional dilution to our existing stockholders. If we are unable to complete additional financing activities, we will need to re-evaluate our operating plan and may be forced to make significant reductions in spending, extend payment terms with suppliers, liquidate assets where possible, limit, suspend or curtail planned development programs and cease operations entirely.

Indebtedness

As of September 30, 2026, our total indebtedness was $23.0 million, consisting solely of loans under our EXIM Bank Credit Agreement due June 30, 2034, of which $0.9 million was classified as current. This carrying amount was net of $2.5 million of unamortized debt discount and $0.5 million of unamortized debt issuance costs, reflecting gross indebtedness of $26.1 million. The following table summarizes our indebtedness as of the applicable date (in thousands):

	September 30, 2026	December 31, 2025
EXIM Bank loan (gross principal)	$26,085	$16,926
Unamortized debt discount	(2,531)	(1,764)
Unamortized debt issuance costs	(547)	(226)
Total debt, net (carrying value)	$23,007	$14,936
Less: current portion of long-term debt	(932)	—
Long-term debt, net	$22,075	$14,936

The EXIM Bank Credit Agreement bears interest at a fixed rate of 5.36% per annum. Cash interest payments were deferred until September 30, 2026, on which date all interest accrued from the date of each draw through that date became payable, with quarterly cash interest payments due thereafter. Principal repayments commence on September 30, 2027 and are payable in 28 equal quarterly installments, with the facility maturing on June 30, 2034. The effective interest rate on the facility, after giving effect to the EXIM Bank exposure fee and other debt issuance costs amortized over the term of the loan, is approximately 8.07%. During the nine months ended September 30, 2026, we received $8.1 million in cash proceeds from drawdowns under the EXIM Bank Credit Agreement, and $1.0 million of EXIM Bank exposure fees were financed and added to the gross principal balance.

In June 2026, the EXIM Bank Credit Agreement was amended to, among other things, (i) increase the total commitment from $22.8 million to $26.1 million, (ii) join Amaero Inc. as an additional guarantor following the Redomiciliation, and (iii) extend the testing commencement date for the fixed charge coverage ratio financial covenant from September 30, 2027 to September 30, 2028. In October 2026, we further amended the EXIM Bank Credit Agreement as described under “—Recent Developments” above.

The EXIM Bank Credit Agreement contains customary affirmative and negative covenants, as well as three financial covenants tested quarterly: (i) a leverage ratio not to exceed 1.75 to 1.00, beginning with the fiscal quarter ending September 30, 2027; (ii) minimum liquidity of not less than $4.2 million, beginning with the fiscal quarter ending September 30, 2028; and (iii) a fixed charge coverage ratio of not less than 1.25 to 1.00, beginning with the fiscal quarter ending September 30, 2028. The financial covenants are not tested prior to these dates. Until we demonstrate compliance with the financial covenants for two consecutive fiscal quarters, we are required to maintain funds in a pledged collateral account equal to at least 10% of the aggregate outstanding principal amount of all disbursements under the EXIM Bank Credit Agreement, which funds are classified as restricted cash on our condensed consolidated balance sheets. The pledged collateral account balance was $4.7 million and $3.3 million as of September 30, 2026 and December 31, 2025, respectively. See Note 14 — Indebtedness and Note 22 — Subsequent Events to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Scheduled principal maturities under the EXIM Bank Credit Agreement as of September 30, 2026 were as follows (in thousands):

Year ending December 31,	Indebtedness
2026 (remaining three months)	$—
2027	1,863
2028	3,726
2029	3,726
2030	3,727
Thereafter	13,043
Total	$26,085

Cash Flows

The following table summarizes our condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

			Change
Nine months ended September 30,	2026	2025	$	%
Net cash used in operating activities	$(19,242)	$(14,280)	$(4,962)	-35%
Net cash used in investing activities	(13,925)	(15,972)	2,047	13%
Net cash provided by financing activities	7,487	51,676	(44,189)	-86%
Net increase (decrease) in cash, cash equivalents, and restricted cash	(25,680)	21,424	(47,104)	-220%
Cash, cash equivalents, and restricted cash at end of period	$9,634	$33,599	$(23,965)	-71%

Operating Activities

Net cash used in operating activities was $19.2 million for the nine months ended September 30, 2026, driven primarily by a net loss of $22.5 million and a $1.4 million change in other non-current operating balances, partially offset by non-cash adjustments to net loss of $4.2 million and a net working capital change of $0.5 million. Non-cash adjustments to net loss consisted of share-based compensation expense of $2.0 million, depreciation expense of $1.5 million, amortization of debt discount and debt issuance costs of $0.3 million, non-cash operating lease expense of $0.2 million, and impairment and loss on disposal of assets of $0.1 million. The change in net working capital reflected an increase in accounts payable of $3.4 million and an increase in contract liabilities of $0.4 million, partially offset by an increase in accounts receivable of $1.5 million, an increase in contract assets of $1.0 million, an increase in prepaid expenses and other current assets of $0.3 million, a decrease in accrued interest of $0.2 million, reflecting the payment on September 30, 2026 of interest deferred under the EXIM Bank Credit Agreement, a decrease in accrued liabilities of $0.2 million, and an increase in inventories of $0.1 million. The changes in accounts payable and accrued liabilities reflected in the change in net working capital exclude capital-expenditure-related payables and accruals, deferred offering costs incurred but not yet paid and debt issuance costs, each of which was non-cash.

Net cash used in operating activities was $14.3 million for the nine months ended September 30, 2025, driven primarily by a net loss of $12.8 million, a net working capital change of $3.4 million, and a $0.9 million change in other non-current operating balances, partially offset by non-cash adjustments to net loss of $2.9 million. Non-cash adjustments to net loss consisted of share-based compensation expense of $1.8 million, depreciation expense of $0.8 million, non-cash operating lease expense of $0.2 million, and impairment and loss on disposal of assets of $0.1 million. The change in net working capital primarily reflected an increase in inventories of $5.1 million and an increase in accounts receivable of $1.0 million, partially offset by an increase in accounts payable of $2.0 million and an increase in accrued liabilities of $0.6 million. The change in accounts payable reflected in the change in net working capital excludes capital-expenditure-related payables incurred but not yet paid, which were non-cash.

Investing Activities

Net cash used in investing activities was $13.9 million for the nine months ended September 30, 2026, compared to $16.0 million for the nine months ended September 30, 2025. In both periods, investing activities consisted primarily of purchases of property, plant and equipment to support the continued build-out of our Tennessee facility, including the addition of machinery and equipment and leasehold improvements to expand our metal powders and PM-HIP production capacity.

Financing Activities

Net cash provided by financing activities was $7.5 million for the nine months ended September 30, 2026, driven by drawdowns under our EXIM Bank Credit Agreement. We received $8.1 million in gross proceeds from drawdowns under our EXIM Bank Credit Agreement, partially offset by debt issuance transaction costs of $0.3 million and payments of deferred offering costs of $0.4 million. We also received gross proceeds from warrant exercises of $0.1 million.

Net cash provided by financing activities was $51.7 million for the nine months ended September 30, 2025, driven by net proceeds from equity capital raises and drawdowns under our EXIM Bank Credit Agreement. We received gross proceeds from equity capital raises of $46.4 million, gross proceeds from warrant exercises of $0.7 million, and gross proceeds from employee stock option exercises of $0.1 million. These cash inflows were partially offset by share issuance transaction costs of $2.9 million. We also received $7.6 million in gross proceeds from drawdowns under our EXIM Bank Credit Agreement, partially offset by debt issuance transaction costs of $0.2 million.

The effect of exchange-rate changes on cash, cash equivalents, and restricted cash was $0.1 million in each of the nine months ended September 30, 2026 and 2025, reflecting movements in the AUD/USD exchange rate during the period.

Material Cash Commitments

Our material cash commitments as of September 30, 2026 consist of (i) principal payments under our EXIM Bank Credit Agreement, (ii) operating lease payments under our Tennessee manufacturing and corporate headquarters lease, (iii) contractual payments under executed capital equipment purchase contracts, (iv) inventory purchase commitments entered into in the ordinary course of business, and (v) minimum take-or-pay payments under our argon recovery services agreement. For additional information regarding our EXIM Bank Credit Agreement, see “—Indebtedness” above and Note 14 — Indebtedness, and for additional information regarding our Tennessee lease, see Note 11 — Leases, in each case to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our inventory purchase commitments at September 30, 2026 totaled $6.4 million, consisting of noncancelable purchase orders for electrode feedstock, the principal raw material consumed in our metal powder atomization process, entered into in the ordinary course of business, all of which are due within one year.

Our contracted capital equipment purchase commitments at September 30, 2026 totaled $5.7 million, consisting primarily of (i) remaining milestone payments of $1.7 million for EIGA #4, with commissioning scheduled for June 2027; (ii) milestone payments of $1.5 million for our argon gas recycling system, with commissioning expected in the first quarter of 2027; and (iii) various other contracted commitments for processing equipment, leasehold improvements, and ancillary plant equipment.

In connection with the argon gas recycling system, we entered into a long-term argon recovery services agreement under which, following final acceptance and commissioning of the system (expected in the first quarter of 2027), we are obligated to pay monthly recovery service fees over a noncancelable initial term of 15 years. The monthly fee is equal to the greater of a usage-based charge, based on the volume of argon recovered, or a minimum take-or-pay amount of $24,500 per month, in each case subject to a 1.0% annual escalation. Our aggregate minimum take-or-pay commitment under this agreement is approximately $4.7 million over the initial term. Because amounts payable in excess of the minimum depend on future recovered gas volumes, only the minimum take-or-pay amount is reflected in the table below.

The following table summarizes our material cash commitments as of September 30, 2026 (in thousands):

Year ending December 31,	Inventory purchase commitments	Capital commitments	Operating leases	Indebtedness	Argon recovery services minimum	Total
2026 (remaining three months)	$4,778	$3,118	$247	$—	$—	$8,143
2027	1,650	2,547	1,008	1,863	196	7,264
2028	—	—	1,028	3,726	296	5,050
2029	—	—	1,049	3,726	299	5,074
2030	—	—	1,070	3,727	302	5,099
Thereafter	—	—	23,366	13,043	3,639	40,048
Total	$6,428	$5,665	$27,768	$26,085	$4,732	$70,678

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosures. Actual results could differ materially from these estimates. The following critical accounting estimates involve the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements and are the most impactful to our reported financial results.

Revenue Recognition

We recognize revenue from PM-HIP contract manufacturing over time using the cost-to-cost input method. We measure revenue in each period as total estimated contract price multiplied by the ratio of costs incurred to date over total estimated contract costs. Because PM-HIP components are highly engineered to customer-specific technical specifications and we cannot readily redirect to another customer without significant loss of value, they have no alternative use to us. Our contracts also provide an enforceable right to payment for performance completed to date in the event the customer terminates for reasons other than our failure to perform. Both criteria under ASC 606-10-25-27(c) are therefore met, supporting over-time recognition.

Certain PM-HIP contracts with U.S. government agencies include title-transfer clauses that grant the government a legal ownership interest in work-in-progress during production. We have evaluated these provisions and concluded that, notwithstanding the legal title transfer, we retain physical possession and practical production control throughout the manufacturing process and that the government does not have the practical ability to direct the use of, or obtain substantially all of the remaining benefits from, the asset during production. Accordingly, we base our revenue recognition for these contracts on Criterion 3 (ASC 606-10-25-27(c)) rather than Criterion 2.

Revenue under our July 2026 research and development contract with the DoW is also recognized over time using the cost-to-cost input method. That program is presented within metal powders in the disaggregation of revenue by product line, consistent with how it is classified in our backlog, and within revenue recognized over time in the disaggregation by timing of revenue recognition.

Customer contracts include milestone billing provisions, with milestone amounts structured to approximate the value delivered at each stage of production. Revenue recognized may differ from milestone billings in any given period — giving rise to contract assets (revenue recognized in excess of amounts billed) or contract liabilities (amounts billed or received in advance of completion).

The most significant judgment in PM-HIP revenue recognition is the estimate of total contract costs to complete. An increase in total estimated contract costs reduces the percentage of completion and therefore reduces revenue and gross profit recognized to date. Changes in total estimated contract costs are recognized in the period the change is identified on a cumulative catch-up basis. If a contract is projected to result in a loss, the full anticipated loss is recognized immediately.

Stock-Based Compensation

We measure stock-based compensation expense at the grant-date fair value of stock option awards using the Black-Scholes option pricing model. The grant-date fair value calculation requires us to make subjective assumptions, the most significant of which are expected volatility and expected term. We estimate expected volatility based on the historical volatility of our common stock, measured over a look-back period that management believes is representative of expected future volatility, and expected term is estimated using the simplified method. Changes in these assumptions can have a material effect on the grant-date fair value of awards and, therefore, on the amount of stock-based compensation expense recognized over the requisite service period. A higher assumed volatility or a longer assumed expected term would result in a higher grant-date fair value, and vice versa. We recognize stock-based compensation expense within the condensed consolidated statements of operations over the requisite service period, which is generally the vesting period of the award, and is not subsequently adjusted for changes in the inputs used to determine grant-date fair value. See Note 16 — Stock-Based Compensation to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the weighted-average assumptions used to determine the grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 and for additional information regarding stock-based compensation expense recognized during the periods presented.

Lease Accounting

We account for our operating lease for the Tennessee manufacturing facility under ASC 842. The most significant judgment in lease accounting is the determination that the two five-year renewal options are reasonably certain to be exercised, resulting in a total expected lease term of 25 years. A different conclusion regarding the renewal options would result in a materially different right-of-use asset and lease liability and a different pattern of lease cost recognition.

Emerging Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. As long as we remain an emerging growth company, we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen to not take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, and solely as a result of the material weakness in our internal control over financial reporting described below, which has not been remediated, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.

Notwithstanding the identified material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of, and for, the periods presented in conformity with U.S. generally accepted accounting principles.

Material Weakness and Remediation

As previously disclosed in the Prospectus, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024, we identified a material weakness in our internal control over financial reporting. The material weakness relates solely to the information technology general controls for the accounting system that is relevant to the preparation of our financial statements. This material weakness had not been remediated as of September 30, 2026.

A description of the material weakness, its potential effects and the measures we have begun to implement, and plan to undertake, to remediate it is set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. The material weakness will not be considered remediated until the applicable remediated controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The measures we have begun to implement, and plan to undertake, to remediate the material weakness include (i) strengthening segregation of duties through both procedural changes and system-based controls, including hiring and retaining additional accounting, finance and information technology personnel, and (ii) improving our information technology general controls, including controls over user access provisioning and termination, and privileged access monitoring. We may incur significant costs in connection with these remediation efforts.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation measures referred to above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See Note 13 — Liabilities, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our business, operating results, financial condition or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risk Factor Summary

The following risks and uncertainties are among the most significant we face. However, the risks and uncertainties identified in this subsection are not the only ones we face and are qualified in their entirety by reference to all of the risk factors described herein:

•
We have a history of operating losses, expect to incur continuing losses in the future and will need to obtain additional funding for our operations.
•
Our continued growth depends on our ability to scale our refractory and titanium alloy powder production and PM-HIP manufacturing capacity.
•
Because all of our manufacturing is concentrated at a single facility, any significant disruption at such facility could adversely affect our entire business and financial results.
•
Unanticipated costs or delays associated with our ongoing refractory and titanium alloy powder commercialization and PM-HIP manufacturing may materially and adversely affect our financial condition or results of operations.
•
We may be unable to qualify our PM-HIP components for production, and even after qualification, quality issues could result in significant rework costs or the cancellation of production contracts.
•
Our manufacturing processes are complex and capital intensive and rely on critical, high-cost equipment that is difficult or very costly to replace.
•
Our manufacturing operations expose our business to health and safety risks, and any workplace accidents or safety incidents at our facility could result in significant liabilities, production disruptions, and increased regulatory scrutiny that materially and adversely affect our business and results of operations.
•
There is substantial doubt about our ability to continue as a going concern.
•
A considerable portion of our revenue is derived from the sale of defense-related products through various contracts and subcontracts that are subject to risks related to contracts with the U.S. government, including changes in the U.S. political environment and federal policies. These contracts may be suspended, canceled, conditioned, or delayed, which could have an adverse impact on our revenues.
•
Our powder business depends on additive manufacturing systems and processes that we do not control, and technological changes in those systems and processes could reduce demand for our powders.

•
We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future profit and growth.
•
We expect to rely on a limited number of customers for a significant portion of our near-term revenue.
•
If we are unable to protect our intellectual property rights or become the subject of intellectual property disputes, our business and competitive position could be adversely affected.
•
If our refractory and titanium alloy powders and PM-HIP components fail to meet required customer specifications, our technology and products may become less competitive and our results of operations may be harmed.
•
We are subject to U.S. export control, defense trade and economic sanctions laws, and changes in, or violations of, these laws could restrict our operations, expose us to penalties, and adversely affect our business.
•
We have incurred and will continue to incur significant costs as a result of operating as a public company with securities listed on exchanges in both the United States and Australia, and our management is required to devote substantial time to compliance initiatives.
•
Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change in control.
•
An active trading market for our common stock on Nasdaq may not develop or be sustained, and the trading price for our common stock may be volatile and affected by economic conditions beyond our control.
•
A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.
•
We may not ultimately realize certain expected benefits of our corporate redomicile from Australia to the State of Delaware.
•
The dual listing of our securities in Australia and the United States may adversely affect the liquidity and value of our common stock in the United States.
•
You will be diluted from future issuances of our equity securities, including future financings, from compensatory equity awards and exercises of outstanding options, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.
•
Our ability to raise additional capital may be significantly limited by the ASX Listing Rules that limit the amount of common stock that we are permitted to issue without stockholder approval.
•
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this weakness or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.
•
Our EXIM Bank Credit Agreement contains financial obligations and restrictive covenants that may limit our operating flexibility, which may adversely affect our business, financial condition, and results of operations.

Risks Related to Our Business and Industry

We have a history of operating losses, expect to incur continuing losses in the future and will need to obtain additional funding for our operations.

We have never been profitable and we incurred net losses of $18.4 million in fiscal 2025 and $12.7 million in fiscal 2024. We believe that we will continue to incur net losses until such time as we are able to scale commercial production of our refractory and titanium alloy powders and PM-HIP components. As of October 31, 2026, we had cash and cash equivalents of $19.3 million and restricted cash of $2.6 million. Our ongoing operations will depend upon our ability to raise additional funding through sales of equity securities, convertible securities or debt in public offerings or private placements, or, to the extent available, through government grants, tax incentives or other sources. There is no assurance that we will be able to raise additional funds on reasonable terms or at all. If we do not obtain additional funding, we may not be able to continue our operations as a going concern and therefore may be forced to curtail or cease operations or liquidate.

The successful commercialization and scale-up of our titanium powder production capacity, the development of other refractory alloy powders, and the build out of our integrated value chain for PM-HIP components depend on our ability to obtain financing through equity, debt, government grants, tax incentives or other sources. Even if we are successful in scaling our refractory alloy powder production and PM-HIP component manufacturing, further expanding our capacity to meet anticipated demand would require additional capital investment. Our ability to obtain such funding will depend upon the prevailing capital market conditions as well as our business performance. There can be no assurance that we will be successful in our efforts to raise additional funding on terms satisfactory to us. If adequate funding is not available, we may be required to delay, reduce the scope of, or eliminate our current or future business activities or relinquish rights to certain of our assets or cease operations.

Our continued growth depends on our ability to scale our refractory and titanium alloy powder production and PM-HIP manufacturing capacity.

Our sustained growth depends on our ability to fully commercialize and scale up our refractory and titanium alloy powder production and PM-HIP manufacturing capacity. Events that could jeopardize that production progress include: an adverse event, incident or accident at our production facility (such as the flash fire we experienced in May 2026, as described below); a delay in procuring our fourth EIGA Premium atomizer or other equipment that is necessary for manufacturing our refractory and titanium alloy powders and PM-HIP components; or difficulty in hiring and training qualified employees. For example, as part of our ongoing expansion and scaling initiatives, we commissioned a custom-designed and fabricated titanium powder sieving system in August 2026. As is generally the case with adjusting equipment in an existing manufacturing system, we experienced reduced titanium alloy powder throughput and lower yields during the three months ended September 30, 2026 as the new equipment was incorporated into our manufacturing process and optimized, and we may continue to experience such periods of reduced capacity as we commission additional equipment. To the extent such incorporation and optimization efforts take longer than expected, our titanium alloy powder throughput would be adversely impacted. If we are unsuccessful in achieving and maintaining expected production rates or otherwise scaling our capacity, including by failing to reach anticipated throughput, uptimes, yields, or any combination thereof, within expected time frames or at all, we may not be able to build a sustainable or profitable refractory and titanium alloy powder and PM-HIP business as currently expected or at all.

Because all of our manufacturing is concentrated at a single facility, any significant disruption at such facility could adversely affect our entire business and financial results.

Our manufacturing operations are in a single facility located in McDonald, Tennessee. We are subject to the operational risks with respect to our manufacturing operations such as accidents, fires, floods, earthquakes or other natural disasters; unplanned power outages; water shortages; labor disruptions; safety incidents; the ability to obtain suitable or adequate machinery, equipment and labor; potential liability for pollution or other hazards; and other known and unknown risks. The nature of some of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure such as intellectual property matters and cyber risks. We may be unable to obtain insurance coverage in the amounts and on such terms that are favorable to us; our premiums and cost of coverage may increase; or carriers may be unwilling to provide us with coverage. For example, in August 2025, we made a claim with our then-current insurer with respect to damage sustained at our facility. Following payment of such claims, the insurer cancelled our policy. While we obtained replacement insurance, the costs of such replacement insurance were higher, and future events may make it difficult for us to maintain customary insurance on similar terms or at all that is suitable to cover our potential losses. The potential costs associated with any liabilities not covered by insurance, or in excess of insurance coverage, or compliance with applicable laws and regulations may require us to curtail or suspend production and to make significant capital outlays which would adversely affect our results of operations and financial viability.

Unanticipated costs or delays associated with our ongoing refractory and titanium alloy powder commercialization and PM-HIP manufacturing may materially and adversely affect our financial condition or results of operations.

The commercialization and scale-up of our refractory and titanium alloy powder production and PM-HIP manufacturing will require the commitment of substantial resources and capital expenditures. Our future expenditures may increase as personnel and equipment associated with our efforts are added. Factors that will determine the success of the commercialization and scale-up of our powder production and the amounts and timing of expenditures to commercialize and scale-up such production include: our ability to timely take delivery of, install and commission our fourth EIGA Premium atomizer, and to procure and install other capital equipment, which may involve long lead-times; maintaining and procuring required federal, state and local permits; the results of consultants’ analysis and recommendations; negotiating contracts for equipment, earthwork, construction, equipment installation, labor and completing infrastructure and construction work; effects of planned and unplanned shut-downs and delays in our production; effects of stoppages or delays on construction projects; disputes with contractors or other third parties; negotiating sales and offtake contracts for our planned production; the execution of any agreements with strategic partners; the impact of tariffs on our business, our strategic partners’ or suppliers’ businesses, logistics or the global economy; the impact of military conflicts on the global economy; the effects of inflation; and other factors, many of which are beyond our control. Many of our expansion activities require significant lead times and must be advanced concurrently. Unanticipated costs or delays associated with the commercialization and scale-up of our powder and PM-HIP component production could materially and adversely affect our financial condition or results of operations and could require us to seek additional capital.

We may be unable to produce refractory and titanium alloy powders that meet our customers’ required specifications.

The sale of our refractory and titanium alloy powders requires that we produce atomized powder meeting the exact specifications required by our customers. Achieving these specifications is technically challenging, and we may be unable to produce powder that meets our customers’ required specifications or may be able to do so only after significant additional time and expense. Because it is difficult to predict the amount of time required, including to obtain any additional qualifications or regulatory approvals needed by the customer, and the costs involved in achieving these research, development, and engineering objectives, the expenses we incur may exceed our estimates and our development timelines may be extended. If we are unable to produce powders to our customers’ specifications, or cannot do so on a cost-effective and timely basis, we may be unable to qualify or sell these powders, and our business, results of operations and prospects could be materially and adversely affected.

We may be unable to qualify our PM-HIP components for production, and even after qualification, quality issues could result in significant rework costs or the cancellation of production contracts.

Our PM-HIP components must satisfy rigorous customer qualification requirements, including geometry, quality, and material property specifications, before they can be used in production. Qualification is typically a lengthy, multi-stage process, and we may be unable to qualify our PM-HIP components on the timeline we expect, or at all. A failure to achieve qualification could delay or prevent us from securing production contracts and could cause customers to pursue alternative suppliers or manufacturing methods. We have limited experience in qualifying PM-HIP components and are currently in process of our first major customer qualification.

Even after a component is qualified and we have been awarded a production contract, we may experience quality issues, nonconformances, or process variability in production. Addressing these issues may require rework, additional testing, or re-qualification, the costs of which could be significant and could exceed our estimates, adversely affecting our margins and results of operations. In addition, recurring or unresolved quality issues could damage our customer relationships and reputation and, in the worst case, result in the suspension or cancellation of a production contract. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

We may be unable to adequately control the costs associated with continued expansion of our production capacity.

We require significant capital to develop and grow our business, and we expect to incur significant expenses, including those relating to the purchase and installation of additional equipment, expansion of our McDonald, Tennessee facility, research and development, sales and distribution, as we grow our refractory and titanium alloy powder and PM-HIP components production capacity. Our ability to become profitable will depend on successfully marketing our powders and components while controlling our costs. Additionally, we face competitive pressures from established manufacturers who currently have greater overall scale and long-standing OEM and Tier 1 relationships. If we are unable to cost-effectively manufacture, market, sell and distribute our powders and components, our margins, profitability and prospects would be materially and adversely affected.

We operate in competitive markets and face competition from companies with significant manufacturing scale, financial resources, and established customer relationships, which may adversely affect our ability to attract new customers, offer competitive pricing, and meet customer production timelines.

The markets in which we operate are competitive. Our ability to attract and retain customers depends in significant part on our capacity to match or exceed competitor performance on design, production timelines, and costs. If we are unable to compete effectively, our revenue, margins, and growth prospects could be materially and adversely affected.

Across our product lines, we face competition from a number of established domestic manufacturers. Certain of our competitors, including ATI Inc. and Carpenter Technology Corporation, are substantially larger than us and operate significantly greater manufacturing capacity across multiple facilities. These companies have long-standing relationships with major original equipment manufacturers and Tier 1 customers in the aerospace and defense, energy, and industrial markets, and may be able to offer customers more competitive pricing, faster delivery timelines, or a broader range of products than we can. Customers with established supplier relationships may be reluctant to qualify new suppliers or reallocate business, even where a competitive offering exists, particularly where qualification processes are lengthy and costly. In addition, with respect to our PM-HIP products, Bodycote Thermal Processing, Inc., a subsidiary of Bodycote plc, operates the largest hot isostatic pressing equipment network globally with established domestic and international presence.

We may also face competition from international manufacturers seeking to capture business from U.S.-based customers that are not subject to domestic sourcing requirements or that are willing to accept foreign supply chains. Foreign competitors may benefit from lower labor costs, government subsidies, or favorable currency exchange rates that allow them to offer products at prices that we are unable to match. We cannot assure that we will be able to compete successfully against our existing or future competitors, that competitive pressures will not adversely affect our business, financial condition, and results of operations, or that current or potential customers will not determine that a competitor’s products or services better meet their needs with respect to price, quality, capacity, lead time, or certifications.

If we fail to accurately predict our manufacturing requirements and timelines, we could incur additional costs or experience delays.

We are in the early stages of commercializing our refractory and titanium alloy powders and PM-HIP components, and we have limited historical information with which to accurately assess demand for these offerings. In addition, because we are still scaling our operations, we may be unable to manufacture and deliver our products in the volumes or on the timelines our customers require. As a result, it is difficult to predict our future revenues and expenses or trends in such revenues or expenses.

Our manufacturing processes are complex and capital intensive and rely on critical, high-cost equipment that is difficult or very costly to replace.

Due to the complexity of our manufacturing processes, unplanned equipment failures or other incidents could cause prolonged periods of reduced production, and we could incur significant repair or replacement costs in the event of those failures. Our operations could also be disrupted due to other unforeseen circumstances such as power outages, accidents, explosions, fires, natural disasters and other events.

Our manufacturing operations require regular, substantial capital investments to maintain, update, replace and add to our equipment and to scale our production and manufacturing capacity. We may be unable to take advantage of business opportunities or respond to competitive pressures if we fail to do so in a timely manner. The cost to repair or replace much of our equipment or facilities would be significant. If we are unable to generate sufficient cash to purchase and maintain the property, plant and equipment necessary to operate our business, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness, each of which could materially and adversely affect our financial condition or results of operations.

Our manufacturing operations expose our business to health and safety risks, and any workplace accidents or safety incidents at our facility could result in significant liabilities, production disruptions, and increased regulatory scrutiny that materially and adversely affect our business and results of operations.

We are subject to a variety of federal, state, and local health and safety laws and regulations, including those governing the health and safety of our employees. Our operations, including our manufacturing and production facilities, involve risks of employee workplace injuries and equipment failure. Any accident, incident, fire, explosion, or injury at our facilities could result in significant liabilities, including workers’ compensation claims, personal injury lawsuits, and regulatory penalties from agencies like the Tennessee Occupational Safety and Health Administration (“TOSHA”). Furthermore, such events could cause material disruptions to our manufacturing capabilities, damage our reputation with customers, and require us to incur substantial capital expenditures to remedy safety deficiencies, upgrade or replace equipment, or re-engineer our production processes, each of which could materially and adversely affect our business, financial condition, and results of operations.

For example, in May 2026, a flash fire occurred at our facility and injured two of our employees, and we experienced two other fires at our facility that did not result in injuries or material damage to our facility or equipment. In response, we hired an expert to determine the cause of the incidents, which resulted in removal and replacement of sections of our facility’s exhaust system and a six-week pause in our titanium powder production, and are continuing to conduct a safety analysis. We have incurred approximately $0.8 million in expenses to address the May 2026 flash fires relating to, among other things, remediation efforts, facility improvements, and consulting fees, and we only expect a portion of such expenses to be covered by insurance.

There is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis of accounting, which assumes that we will continue as a going concern and does not include any adjustments that might result if we are unable to do so. In connection with the preparation of our audited consolidated financial statements for the year ended December 31, 2025, and again in connection with our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2026, management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern for the twelve-month period following the date each such set of financial statements was issued. In each case, management concluded that substantial doubt exists.

We have historically incurred losses from operations and have made, and will continue to make, substantial capital investments to continually scale our production capacity. As of December 31, 2025, we had an accumulated deficit of $62.0 million with cash and cash equivalents of $31.9 million. As of September 30, 2026, our accumulated deficit had grown to $84.5 million and our cash and cash equivalents had declined to $5.0 million, and our EXIM Bank Credit Agreement had been drawn in full in July 2026, leaving no remaining borrowing capacity. Based on management’s evaluation of forecasted cash flows, current cash resources, and available financing, we have concluded that our existing cash and available financing would not be sufficient to fund our operations through the twelve-month look-forward period.

We believe the net proceeds of our initial public offering, together with our existing cash and cash equivalents, will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. Our expected financial commitments and obligations, including capital, labor, and operating expenses, mean that the net proceeds of the IPO are not sufficient to alleviate the substantial doubt about our ability to continue as a going concern for at least 12 months from the date the financial statements included in this Quarterly Report on Form 10-Q are issued. Our management has concluded that we will require additional funding through sales of equity securities, convertible securities or debt in public offerings or private placements, or, to the extent available, through government grants, tax incentives or other sources, to continue to operate. The terms of such additional offerings may be less favorable to us than the terms of our initial public offering and may not be sufficient to alleviate the substantial doubt about our ability to continue as a going concern and are likely to cause additional dilution to our existing stockholders. If we are unable to complete additional financing activities, we will need to re-evaluate our operating plan and may be forced to make significant reductions in spending, extend payment terms with suppliers, liquidate assets where possible, limit, suspend or curtail planned development programs and cease operations entirely.

The success of our business depends on our ability to continue to expand the adoption of our additive manufacturing products across our end markets and foster the adoption of PM-HIP manufacturing as an alternative to traditional forgings and castings.

The success of our business depends on two related trends: our ability to (i) expand the adoption of our additive manufacturing products across our end markets, which drives demand for our refractory and titanium alloy powders and (ii) foster the adoption of our PM-HIP manufacturing as an alternative to traditional forgings and castings, which we expect will drive demand for our PM-HIP components. We sell our powders and components into the defense, aerospace, space, medical, consumer, energy, and industrial sectors, and our long-term success depends on the continued penetration of additive manufacturing products and PM-HIP within these markets. Our estimates of market opportunity and market growth, whether derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. If our additive manufacturing products are not adopted or our PM-HIP manufacturing does not achieve the rate of penetration we expect, or if demand for our products otherwise decreases, then our business, prospects, financial condition and operating results would be adversely affected.

We may not be able to convert our backlog, including funded backlog, into revenue.

Our backlog represents the portion of legally binding contracts that are expected to result in future revenue within the next twelve months. This includes certain of our PM-HIP contracts that contain remaining performance obligations, including the cancellable portion of the contract value for contracts that provide the customer with a right to terminate for convenience, where we generally would receive payment for work performed and costs incurred, subject to other adjustments, through the termination date, determined under the applicable contract’s terms. Our backlog includes contracts and/or purchase orders, and fluctuations in backlog are driven primarily by the timing of large contract wins. Our backlog may also include, as of any date of estimation, change orders for any project that have been formally contracted. Change orders may increase or decrease the amount we ultimately bill for a particular project, causing us to realize more or less revenue from a project than was reflected in our backlog as of the date of estimation. Additionally, prior to categorizing a project as part of our backlog, we maintain a running list of projects that are in an advanced stage of active bidding and discussion, including potential change orders for current projects, but for which the customer has not yet confirmed the commercial terms, the value of the contract and/or the scope of our work. These projects are tracked for project planning and budgeting of the business. Once the terms of these projects are further progressed in line with our backlog criteria, they are recorded in our backlog.

Our PM-HIP contracts and our defense-related contracts and subcontracts are generally subject to termination for convenience clauses, while our powder purchase orders generally do not contain termination for convenience rights. If a customer cancels a contract before the full exercise of the agreement, we may not receive the full revenue from these orders but would generally be entitled to payment for work performed and costs incurred, subject to other adjustments, through the termination date, determined under the applicable contract’s terms. In addition, our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Moreover, changes in the defense priorities of government customers could cause funding to be reallocated to address other emerging threats. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in the backlog could change because many factors and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our financial performance.

Our business is subject to significant customer concentration, which could have a material adverse effect on our results of operation and financial condition

We derive a substantial portion of our revenue from a limited number of customers, and we expect this customer concentration to continue for the foreseeable future. Our backlog is subject to such customer concentration risk. As of September 30, 2026 and December 31, 2025, our largest three customers and our largest two customers, respectively, each represented 10% or more of the total dollar value of our backlog, and together represented approximately 83% and 84%, respectively, of the total dollar value of our backlog. Any disruption in our business with those customers, whether as a result of changes in such customers’ demand for products or services, adverse changes in the customer’s industry generally or other challenges in securing or renewing contracts, could have a material adverse impact on us.

There are inherent risks whenever a large percentage of total backlog or revenue is concentrated with a limited number of customers. It is possible that, for the foreseeable future, a small number of customers will continue to account for a disproportionate share of our backlog and revenue.

Our industry is characterized by long production cycles, significant lead times, and substantial capital requirements, each of which may heighten the impact of customer concentration on our business. Our PM-HIP contracts are often awarded on a program-by-program basis following competitive qualification and bidding processes, and we generally do not have long-term volume commitments from our customers. A significant customer may unilaterally reduce or discontinue purchases from us at any time, qualify alternative suppliers, or experience delays or cancellations in its own programs that reduce demand for our materials. In addition, any merger, acquisition, or change of control involving a significant customer could result in the loss of, or a material reduction in, orders from that customer if the successor entity elects to use different suppliers or renegotiates existing supply arrangements on less favorable terms.

We are also exposed to the credit risk and financial condition of our customers. A significant customer may encounter financial difficulties, delay or reduce orders, seek to renegotiate pricing or other contractual terms, or fail to fulfill its obligations under existing contracts. The sectors in which our customers operate are often capital-intensive, and our customers' ability to sustain their procurement and production activities depends on their access to government appropriations, defense budgets, commercial aircraft order volumes, and capital markets. Any reduction in defense spending, decline in commercial demand, disruption in supply chains, or deterioration in general economic conditions could impair our customers' financial condition and their demand for our products. The loss of any significant customer, a material reduction in orders from any such customer, or the failure of any such customer to perform its contractual obligations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Moreover, our dependence on a concentrated customer base may limit our bargaining power in contract negotiations and could result in unfavorable pricing, terms, or conditions that adversely affect our profit margins. We cannot assure you that we will be able to diversify our customer base, that our existing customers will continue to purchase our products at current levels, or that, if we experience a loss of business from a significant customer, we will be able to obtain replacement business on comparable terms or at all.

A considerable portion of our revenue is derived from the sale of defense-related products through various contracts and subcontracts that are subject to risks related to contracts with the U.S. government. These contracts may be suspended, canceled, conditioned, or delayed, which could have an adverse impact on our revenues.

Our direct exposure to U.S. government contracting risk arises principally through our PM-HIP components, which we supply for defense and naval programs, including as a subcontractor to U.S. government prime contractors and to government-affiliated laboratories and research institutions. We have more indirect exposure through our powder business, where the powder we sell to our customers may ultimately be incorporated into products sold to the U.S. government or its departments and agencies. As a result, we are exposed to many of the same regulatory schemes as the U.S. government programs, prime contractors and customers we support. U.S. government contracts and subcontracts are subject to termination by the government, either for convenience or for default in the event of a failure to perform under the applicable contract. If such a contract is terminated for convenience, we are generally entitled to payment for work performed and costs incurred, subject to other adjustments, through the termination date, determined under the applicable contract’s terms. If a contract is terminated for default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source, and any other damages it suffers.

In addition, a reduction in overall DoW or other government spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises or otherwise could adversely affect our business. Budget uncertainty, the growing U.S. national debt, the ability of the U.S. Congress to determine how to allocate the available resources and pass appropriations bills, the potential for U.S. government shutdowns, the use of continuing resolutions, and the federal debt ceiling can adversely affect our customers and our sales. If appropriations or grants are delayed, if federal spending is broadly reduced, or if a government shutdown were to occur and continue for an extended period, we could be at risk of reduced orders, program cancellations and other disruptions and nonpayment. When the U.S. government operates under a continuing resolution, new contract and program starts are restricted, and funding for our customers’ programs may be unavailable, reduced or delayed. Any delays in the completion of future U.S. government budgets could delay procurement of the products we provide or the grants which we receive. Specifically, DoW’s changes in funding priorities could reduce opportunities in existing programs and in future programs or initiatives where we intend to compete and where we have made investments.

Additionally, certain opportunities may require us to have personnel security clearances, and we currently only have one employee with security clearance. While we are in the process of sponsoring additional employees for security clearance, such sponsorships may be unsuccessful or take longer than expected. We do not expect our performance of classified contracts will require us to obtain a facility security clearance, but if a facility clearance becomes required or we determine to seek such clearance, the clearance process may be time-consuming, costly and impost stringent requirements on us.

Our powder business depends on additive manufacturing systems and processes that we do not control, and technological changes in those systems and processes could reduce demand for our powders.

We sell our refractory and titanium alloy powders, directly and through distributors, as feedstock to customers who design, manufacture and operate additive manufacturing systems, and our powders are qualified to specific systems, processes and material specifications. The additive manufacturing market is subject to continuous innovation and technological change, including continuing advances in systems and processes, the emergence of new alloys, particle specifications, standards and certifications, and shifts in customer requirements and preferences. Because we do not control the additive manufacturing systems or processes into which our powders are incorporated, our success depends on the continued competitiveness and adoption of our customers’ systems. If our customers’ systems are rendered obsolete or lose market share to competing technologies, if the industry transitions to processes or materials for which our powders are not qualified, or if new standards or certifications require us to re-qualify our powders, demand for our powders could decline, we could incur significant time and expense to qualify our powders to new requirements, and our business, financial condition and results of operations could be materially and adversely affected.

Changes in the U.S. political environment and federal policies, including a reduction in or reversal of policies that currently support domestic manufacturing, reshoring and critical materials, may adversely affect our financial condition and results of operations.

We currently benefit from a favorable U.S. federal policy environment for domestic producers of critical materials and advanced manufacturing, including increased defense spending and federal policies that support reshoring, domestic supply chains, and domestic additive and advanced manufacturing, and that reduce the competitiveness of foreign producers. These policies are subject to change with shifts in the U.S. political environment, and there is no assurance that they will continue, be funded, or be implemented in a manner that benefits us. A reduction in or reversal of these policies, changes in research grant funding policy, changes in tax laws or tax incentives, or a decline in government spending could reduce demand for our products, limit our access to government funding and incentives, and erode our competitive position relative to foreign producers. In addition, while the designation of titanium and refractory metals as critical materials has generally supported domestic producers such as us, changes in such designations, or trade or export restrictions arising from critical-materials status, could increase our costs or restrict our ability to sell our products. If any such changes adversely affect our business, we may incur additional costs and have to obtain funding from other sources, and our financial condition and results of operations could be materially and adversely affected.

We may fail to implement our strategic capital projects successfully, which could adversely impact our results of operations and keep us from achieving our goals.

In order to develop, scale and enhance our refractory and titanium alloy powder production and PM-HIP manufacturing capabilities, we have previously undertaken, and expect to undertake, strategic capital projects, including the expansion of production capacity. Our ability to achieve increased revenues or otherwise realize acceptable returns on these investments or other strategic capital projects is subject to risks, many of which are beyond our control, including a variety of market, operational, permitting and labor-related factors. If we are not able to achieve the anticipated results from the implementation of our strategic capital projects, or if we incur unanticipated implementation costs or delays, our financial condition and results of operations may be materially and adversely affected.

For example, we have placed a binding order for our fourth EIGA Premium atomizer, which we expect to be commissioned at our McDonald, Tennessee facility in June 2027. Due to the long lead time to procure, install and commission such complex equipment, if we were to experience any delays in the process, such delays could have a negative impact on planned production capabilities and our ability to develop and deliver our products to our customers within the time periods they expect, as well as our financial condition and results of operations. In addition, we may determine, after equipment has been installed and commissioned, that it must be modified, re-engineered or rebuilt to meet operational, quality, safety or regulatory requirements that were not fully identified at the time of installation. Any such rework could require unplanned capital expenditures and result in production downtime, each of which could have a negative impact on our financial condition and results of operations.

Further, we periodically undertake maintenance activities, routine or otherwise, involving facilities and pieces of equipment that are key to our operations. It is possible that unanticipated maintenance needs could result in equipment outages that are longer, or costs that exceed, those originally anticipated. Significant repair delays or unanticipated costs associated with these activities could have a negative impact on our financial condition and results of operations.

Prices for our refractory and titanium alloy powders and PM-HIP components are subject to unpredictable fluctuations.

We expect our future revenues to be derived from the sale of our refractory and titanium alloy powders, including refractory alloy powders such as niobium, tungsten, tantalum, molybdenum, rhenium and zirconium alloys, and from the manufacture and sale of our PM-HIP components. The prices we are able to realize for these products may fluctuate and are influenced by numerous factors beyond our control, including the prices of the underlying metals, competition from other powder producers and manufacturers, the availability of competing products and manufacturing methods, customer purchasing decisions and negotiating leverage, and broader economic and geopolitical conditions, including the level of inflation, tariffs and interest rates. Increases in production capacity by us or by new or existing competitors could place downward pressure on prices, and we may be unable to predict the timing or extent of any such capacity additions. If we are unable to realize prices for our products sufficient to cover our costs and provide an adequate margin, our business, financial condition and results of operations could be materially and adversely affected.

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future profit and growth.

Until we achieve commercial production of our refractory and titanium alloy powders and PM-HIP components at scale, we will continue to incur operating and investing net cash outflows. As a result, we rely on access to capital markets as a source of funding for our capital and operating requirements. We will require substantial additional capital to fund and scale our ongoing operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all. If we are unable to obtain additional financing, as needed and at competitive rates, our ability to implement our business plan and strategy will be adversely affected. Certain market disruptions may increase our cost of borrowing or affect our ability to access financial markets. Such market disruptions could result from: high inflation; tariffs; bank failures; credit market disruptions; adverse economic conditions; adverse capital market conditions; adverse market conditions for our powders and components; decrease in the demand for our powders and components; or adverse regulatory actions that affect our business plans.

Cybersecurity risks and cyber incidents may adversely affect our business.

Attempts to gain unauthorized access to our information technology or manufacturing systems are expected to become more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects until substantial damage or disruption has occurred. The theft, unauthorized use, or publication of our intellectual property or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. In addition, the devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

We depend on key management employees.

The responsibility of overseeing the day-to-day operations and strategic management of our business depends substantially on our senior management and key personnel. Loss of such personnel may have an adverse effect on our performance. The success of our operations will depend upon numerous factors, many of which are beyond our control, including our ability to attract and retain key employees and hire qualified management, technical, engineering, manufacturing and sales personnel. We currently depend upon a relatively small number of key persons to seek out and form strategic alliances and find and retain additional employees. We may not be successful in attracting and retaining the personnel required to grow and operate our business profitably.

Our business could be adversely affected if our reputation is harmed.

Our reputation is important to the success of our business. If our reputation is damaged as a result of our actions or by events outside of our control, our business and results of operations could be adversely affected. If we fail to address, or appear to fail to address, successfully and promptly, the underlying causes of any reputational harm, we may be unsuccessful in repairing any damage to our reputation and our future business prospects would likely be adversely affected.

Lawsuits may be filed against us and an adverse ruling in any such lawsuit may adversely affect our business, financial condition or liquidity or the market price of our common stock.

The refractory and titanium alloy powders and PM-HIP components we supply may be used in potentially hazardous or critical applications, including defense, aerospace, space, medical, consumer, energy and industrial applications, that could result in death, personal injury, property damage, loss of production, punitive damages and consequential damages. Actual or claimed defects in the products we supply could result in our being named as a defendant in lawsuits asserting potentially large claims. The outcome of outstanding, pending or future proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse effect on our assets, liabilities, business, financial condition or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly and time-consuming and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

We expect to rely on a limited number of customers for a significant portion of our near-term revenue.

We currently have purchase orders with a limited number of customers, from which we expect to generate most of our revenues in the near future. For example, for the nine months ended September 30, 2026, Titomic Limited represented 31% of our revenue and Continuum Powders Corporation represented 22% of our revenue. Because we rely on a limited number of customers for a significant portion of our revenues, we depend on the financial strength and solvency of these customers. Should one or more of our significant customers experience financial difficulties or declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and our net income.

If our suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from third parties. We face risks from financial difficulties or other uncertainties experienced by our suppliers, distributors or other third parties on which we rely, including the third-party provider that will operate our argon recycling system. While we have entered into long-term supply agreements for certain critical inputs, including argon and other industrial gases and a portion of our titanium bar feedstock that we source from a domestic supplier, we do not have long-term agreements covering many of the materials we purchase, and many of our suppliers are not obligated to continue selling materials to us beyond accepted purchase orders. In particular, we currently source the majority of our titanium bar feedstock from suppliers located in the People’s Republic of China (“PRC”) on a purchase-order basis, without the protection of a long-term supply agreement. As a result, a substantial portion of our titanium bar feedstock is subject to the risk of supply interruption, price increases, tariffs, and trade or export restrictions, including the export-control and trade-related risks described elsewhere in these risk factors. Our reliance on these suppliers involves significant risks and uncertainties, including whether the suppliers will provide an adequate supply of required materials of sufficient quality, will increase prices for the materials and will perform their obligations on a timely basis. Certain suppliers have long lead times, which we cannot control. If third parties are unable to supply us with required materials or components or otherwise assist us in operating our business, our business could be harmed. In addition, disclosure required by the SEC’s conflict minerals regulations could result in adverse publicity or force us to use alternative suppliers which may increase our costs and adversely impact the supply-chain for our products.

While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a limited source supplier could adversely affect our results of operations and financial condition.

Availability of, and volatility in the prices of, raw materials and energy prices and our ability to pass along increased costs to our customers could adversely affect our results of operations.

The prices and availability of raw materials critical to our business, including the titanium and refractory metal alloy electrodes (containing metals such as niobium, tungsten, tantalum, molybdenum, rhenium and zirconium) that we atomize into our powders, and the non-reactive metal alloy powders, such as copper, aluminum and stainless steel alloys, that we purchase from third parties for use in our PM-HIP manufacturing, are based on global supply and demand conditions. The refractory metals contained in the alloy electrodes we purchase are relatively scarce, are produced and traded in smaller volumes than titanium, and have historically experienced greater price volatility, and a substantial portion of global supply is concentrated in a limited number of countries. The non-reactive metal alloy powders we purchase for our PM-HIP manufacturing are more widely available, but the suppliers that produce them are at times capacity-constrained, which can extend lead times and delay our receipt of these powders, and any such delay or reduction in supply could disrupt our PM-HIP operations. Certain raw materials used by us are only available from a limited number of suppliers, and it may be difficult to find alternative suppliers at the same or similar costs. There is no guarantee that we will be able to pass through the price of raw materials to our customers, and volatility in the prices of raw materials (including as a result of macroeconomic conditions and geopolitical events) may affect long-term customer demand for our products or may shift existing specifications to new alloys. In addition, we, along with our suppliers and customers, rely on various energy sources for a number of activities connected with our business, such as the production and transportation of raw materials and finished products. The availability and pricing of these resources are subject to market forces that are beyond our control.

The relationship between the United States and the PRC has faced increased challenges in recent years. Because the PRC possesses the world’s largest tungsten and molybdenum reserves, and a significant majority of rare earth mineral mining, refining and production capacity, any actions that it may take to restrict or withhold tungsten, molybdenum or rare earth mineral products, such as magnets, could result in global shortages and harm our business. The tensions between the United States and the PRC are amplified by the ongoing trade conflicts between the two countries, and there is significant uncertainty about the future relationship between the two countries with respect to trade policies, treaties, government regulations, and tariffs. For example, effective February 4, 2025, the PRC introduced new controls on the export of tungsten, and in October 2025, the PRC’s Ministry of Commerce reiterated plans to continue stringent export license restrictions on tungsten into 2026–2027. While we purchase our tungsten in electrode form exclusively from U.S. suppliers, the controls had an immediate impact on the international tungsten market, affecting the global supply of tungsten and causing prices to surge over 800%, from $330 per metric ton unit on January 1, 2025, to over $3,000 per metric ton unit on March 31, 2026. The PRC has similarly announced plans for stringent export license restrictions on rare earth minerals and related compounds, metals and magnets, including the possible denial of licensure to any companies affiliated with foreign militaries. As a result of these export controls, the cost of production of our products may increase, and our operating margins could be reduced if we are unable to pass through the increase in sourced materials to our customers. Restrictions on supply may mean that we are unable to fulfill orders in a timely manner, which could adversely affect our results of operations.

Energy, principally in the form of electricity, is a significant manufacturing input to the production of our refractory and titanium alloy powders and PM-HIP components. Energy and utility prices, including electricity and water prices, are volatile and subject to conflicting economic and governmental interests at the local, regional, national and global levels and to trade disruptions. Long-term macro-economic forecasts for energy demand, including demand driven by the anticipated need for data centers to support artificial intelligence computing processes, are expected to add volatility to, and lead to increases of, energy market pricing. Increased supplier and customer operating costs arising from volatility in the prices of energy sources, such as increased energy and utility costs and transportation costs, could be passed through to us, and we may not be able to increase our product prices sufficiently or at all to offset such increased costs.

The impact of any volatility on the prices of energy or the raw materials on which we rely, including the reduction in demand for our products caused by such price volatility, could result in a loss of revenue and adversely affect our results of operations.

Ongoing military and trade conflicts may affect demand for our products and could create supply chain challenges.

Ongoing military conflicts in the Middle East and Europe have created uncertainty in global trade and energy markets. As a supplier to the defense and aerospace industries, with technology supporting active efforts across the DoW and the U.S. Navy, we may experience increased demand for our refractory and titanium alloy powders and PM-HIP components from government and defense customers. While such increased demand could benefit our business, our ability to meet this demand may be constrained by production capacity limitations and the need to comply with heightened regulatory requirements for defense-related contracts. Any failure to meet delivery timelines or quality standards could expose us to contractual penalties, reputational harm, and loss of future business opportunities.

Although we manufacture our products in our McDonald, Tennessee facility and have developed multiple suppliers to help assure availability of supply, existing and future military conflicts may contribute to increased costs for energy or certain materials, delays from individual suppliers, or broader economic uncertainty that affects our customers’ capital expenditure decisions.

Risks Related to Our Technology and Our Intellectual Property Rights

If we are unable to protect our intellectual property rights, our business and competitive position could be adversely affected.

Our success depends on our proprietary technology, processes and know-how, including our atomization processes, powder and post-processing parameters, and proprietary modeling and simulation software. We rely primarily on trade secrets and other unpatented proprietary information, together with copyright, confidentiality and invention-assignment agreements with our employees, contractors and counterparties, to establish and protect our rights. We currently hold no issued patents and have one pending U.S. patent application; that application may not result in an issued patent, or may issue with claims narrower than we seek, and until it does we will have no patent protection for the related technology. We hold no registered trademarks and rely on common-law rights in our name and logo. As a result, our intellectual property protections may be more limited than those of competitors with established patent and trademark portfolios.

Trade secrets and know-how are difficult to protect. Our confidentiality and invention-assignment agreements may be breached, may not provide adequate remedies, or may be held unenforceable, and our other security measures may be insufficient to prevent unauthorized use, misappropriation or disclosure, including through cyber intrusion. Trade-secret protection does not prevent competitors from independently developing or reverse-engineering equivalent technology. Monitoring and policing unauthorized use is difficult and costly, particularly outside the United States, where intellectual property laws may afford less protection and enforcement may be more expensive and uncertain. Any enforcement efforts, including litigation, could be time-consuming and expensive, could divert management’s attention, could provoke counterclaims, and could result in a determination that narrows or invalidates our rights.

We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

Companies holding patents or other intellectual property rights relating to metal powder production and PM-HIP manufacturing may bring suits alleging infringement of such rights by us or otherwise asserting rights in or licenses to our technologies. These claims may damage our brand and reputation, harm our customer relationships, and result in liability for us. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. If it is determined that we have infringed upon a third party’s intellectual property rights, we may be required to cease using the challenged intellectual property, and we may be subject to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses.

Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or characteristics of our products. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our products and may be unable to compete effectively. Any of these results would adversely affect our business, financial condition, results of operations, and prospects.

If our refractory and titanium alloy powders and PM-HIP components fail to meet required customer specifications, our technology and products may become less competitive and our results of operations may be harmed.

Even if we are able to scale commercial production of our powders and components, our products may not meet required specifications that may cause them to not perform as expected. We cannot assure you that we will be able to detect and fix any defects in our products prior to sale. Further, our powders must meet the requirements of the additive manufacturing systems and processes our customers use to manufacture their products, and our PM-HIP components must meet the requirements of the systems and assemblies into which they are incorporated. If our products fail to perform as expected, we may face liability, lose customers or customers may delay or terminate orders, each of which could adversely affect our business, prospects and results of operations.

Risks Related to Laws and Regulations

We are subject to U.S. export control, defense trade and economic sanctions laws, and changes in, or violations of, these laws could restrict our operations, expose us to penalties, and adversely affect our business.

Our products and technology are subject to U.S. export controls, including the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State and the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce, as well as U.S. economic sanctions laws administered by the Office of Foreign Assets Control (“OFAC”). We are registered with the Directorate of Defense Trade Controls as a manufacturer of defense articles, and certain of our metal alloy powders and related technical data are controlled under the EAR and/or ITAR. Compliance with these regimes requires us to, among other things, correctly classify our products and technology, screen customers and counterparties, restrict access to controlled technical data by non-U.S. persons, obtain any required licenses or other authorizations for certain exports, re-exports or transfers, and maintain related records. These requirements are complex, and our compliance measures may prove inadequate.

Violations of export controls or defense trade or sanctions laws — even if inadvertent — can result in significant civil and criminal penalties, including fines, loss or suspension of export privileges, debarment from government contracting, and reputational harm, and can lead to government investigations that are costly and divert management’s attention. Because we supply the U.S. defense and naval industrial base and our technology constitutes “critical technology” for purposes of U.S. foreign-investment regulations, we may also be subject to heightened regulatory scrutiny, including review by the Committee on Foreign Investment in the United States (“CFIUS”).

The U.S. export control and sanctions regimes are subject to ongoing change and have been the focus of increasing regulatory and enforcement activity, including with respect to advanced materials, additive manufacturing and technologies viewed as critical to national security, and with respect to trade with China. As a result, our products, technology and related activities could become subject to additional or more restrictive export controls, licensing requirements, reporting obligations, record keeping requirements, end-use or end-user restrictions, or other regulatory conditions in the United States or abroad. Any such changes could limit our ability to sell to, or share technology with, certain customers, markets or partners; require us to obtain licenses that may not be granted or may be granted on unfavorable terms or after significant delay; increase our compliance costs; delay or prevent shipments; and require changes to our products, processes or operations, any of which could adversely affect our business, financial condition and results of operations.

We will face risks associated with the potential growth of our business within certain heavily regulated industry verticals.

We market and sell our products to customers in heavily regulated industry verticals, including the defense and aerospace industries. As a result, we face additional regulatory scrutiny, risks, and burdens from the governmental entities and agencies that regulate those industries. Entering new heavily regulated verticals and expanding in those verticals in which we are already operating will continue to require significant resources to address potential regulatory scrutiny, risks, and burdens, and there is no guarantee that such efforts will be successful or beneficial to us. Additionally, our customers may face evolving industry standards and regulations, which require us to change our products to allow us to continue to serve such customers. If we are unable to successfully penetrate these verticals, maintain or grow our market share in such verticals in which we already operate or cost-effectively comply with governmental and regulatory requirements applicable to our activities with customers in such verticals, our business, financial condition, and results of operations may be harmed.

We are subject to anti-corruption, anti-bribery and similar laws, and noncompliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 and other anti-corruption, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties to supply the raw materials needed to produce our refractory and titanium alloy powders and PM-HIP components. We and these third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, suppliers and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, and we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could materially harm our reputation, business, results of operations and financial condition.

Our success depends on developing and maintaining relationships with local communities and other stakeholders and our ability to obtain and renew governmental permits to achieve our business plans, a process that is often costly and time-consuming.

Our success depends on developing and maintaining productive relationships with the communities surrounding our operations in McDonald, Tennessee and other stakeholders in such location. Notwithstanding our ongoing efforts, local communities and stakeholders can become dissatisfied with our activities, which may result in legal or administrative proceedings or campaigns against us, which could materially adversely affect our financial condition, results of operations and cash flows. Obtaining and renewing governmental permits is a complex and time-consuming process. The timeliness and success of permitting efforts are contingent upon many variables not within our control, including the interpretation of permit approval requirements administered by the applicable permitting authority. We may not be able to obtain or renew permits that are necessary to our operations or we may find that the cost and time required to obtain or renew such permits exceeds our expectations, which in turn could materially adversely affect our business plans or our prospective or actual revenues and profitability. In addition, private parties, such as environmental activists, frequently attempt to intervene in the permitting process and to persuade regulators to deny necessary permits or seek to overturn permits that have been issued. These third-party actions can materially increase the costs and cause delays in the permitting process and could cause us to delay, curtail or abandon planned operations or expansion at our facility.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land development, and set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. In connection with our current business operations, we may incur environmental costs that could have a material adverse effect on our financial condition and results of operations. Any failure to remedy an environmental problem could require us to suspend operations or enter into interim compliance measures pending completion of the required remedy. Moreover, government authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our operations. We cannot assure you that any such law, regulation, enforcement or private claim would not have a material adverse effect on our financial condition, results of operations or cash flows. If we violate or fail to comply with applicable environmental laws and regulations, we could be subject to penalties, restrictions on operations or other sanctions. Such liability could materially adversely affect our reputation, business, results of operations and financial condition.

We have incurred and will continue to incur significant costs as a result of operating as a public company with securities listed on exchanges in both the United States and Australia, and our management is required to devote substantial time to compliance initiatives.

As a result of the listing of our common stock on Nasdaq in October 2026, we have incurred, and expect to continue to incur, significant legal, accounting, insurance and other expenses that we did not incur prior to such listing. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC and Nasdaq impose various requirements on public companies, including requiring the establishment and maintenance of effective disclosure controls and procedures and internal control over financial reporting. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives, and we may need to add additional personnel and build our internal compliance infrastructure. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly. Because our CDIs are quoted on the ASX and our common stock on Nasdaq, we are subject to the listing and continuing-obligation requirements of two exchanges and two regulatory regimes, and we have incurred, and expect to continue to incur, additional and partially overlapping compliance, reporting and administrative costs as a result of maintaining this dual listing. While we expect our U.S. regulatory obligations to be the more significant driver of these costs, the dual listing requires us to satisfy continuing obligations in both jurisdictions, increasing our overall compliance burden and the demands on our management and personnel beyond those we would incur if our securities were listed on a single exchange. These laws and regulations could also make it more difficult and expensive for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our senior management. Furthermore, if we are unable to satisfy our obligations as a public company in the United States, we could be subject to the delisting of our common stock by Nasdaq, fines, sanctions and other regulatory action and potentially civil litigation. Similarly, if we are unable to satisfy our obligations as an ASX-listed entity, we could be subject to the suspension or removal of our CDIs from quotation on the ASX, fines, sanctions and other regulatory action and potentially civil litigation.

Changes in tax laws and regulations could adversely affect our business, financial condition and results of operations.

We are subject to tax laws in the jurisdictions in which we operate. We operate across multiple jurisdictions, and the applicable tax laws are increasingly complex and the application of which can be uncertain. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions. For example, the One Big Beautiful Bill Act, enacted on July 4, 2025, introduced significant changes to U.S. tax law. Additionally, we may be subject to examination by tax authorities on income, employment, and other tax matters. Although we regularly assess the adequacy of our tax provisions, there can be no assurance that such provisions will be sufficient or will not be subject to challenge or that an adverse determination would not have a material effect on our business, financial condition and results of operations. As a result, our tax provision involves significant judgment and uncertainty, and fluctuations in our ultimate tax liabilities could materially affect our results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes and Australian tax purposes of approximately $29.6 million and $21.4 million, respectively, available to offset future taxable income. Our federal NOL carryforwards generated in 2018 or later of $29.6 million may be carried forward indefinitely, but the deductibility of such carryforwards generally is limited to 80% of our current year taxable income. While our Australia NOL carryforwards of $21.4 million may be carried forward indefinitely, we do not expect to use such NOLs, as we do not expect to generate revenue in Australia. In addition, we have $22.5 million of U.S. state NOLs that will begin to expire in 2044.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development tax credits, to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past, including in connection with our initial public offering, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. Similar provisions of state tax law may also apply. As a result, if we earn net taxable income, our ability to use our pre-change NOLs and other tax attributes to offset such income may be subject to limitations, which could increase our future tax liability and adversely affect our financial condition and results of operations.

Risks Related to Our Common Stock and CDIs

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change in control.

Our directors, executive officers, holders of more than 5% of our common stock and their respective affiliates beneficially owned an aggregate of approximately 34.6% of the shares of our outstanding common stock as of October 31, 2026. In particular, Pegasus Growth Capital and affiliated funds (collectively, “Pegasus”) is our largest stockholder and beneficially owned an aggregate of approximately 25.9% of the shares of our outstanding common stock as of October 31, 2026. Our Chairman and Chief Executive Officer, Hank J. Holland, is the general partner of Pegasus. As a result, these stockholders will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. The influence of such stockholders may have the effect of delaying, preventing or deterring a change in control of our company and might affect the market price of our common stock.

An active trading market for our common stock on Nasdaq may not develop or be sustained, and the trading price for our common stock may be volatile and affected by economic conditions beyond our control.

Our common stock has been listed on the Nasdaq Capital Market since October 15, 2026, and our CDIs continue to be quoted on the ASX. However, a liquid public market in the United States for our common stock may not develop or be sustained, which means you may experience a decrease in the value of your common stock regardless of our operating performance. In addition, the market price of our common stock may be highly volatile and subject to wide fluctuations and we cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some specific factors that could adversely affect the price of our common stock or the trading volume for such shares include actual or expected changes in our prospects or operating results; changes in our public guidance regarding our financial results or business plans; changes in actual or anticipated demand for our products; general economic conditions; and the liquidity of U.S. and Australian trading markets. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of senior management and, if adversely determined, could have a material adverse effect on our results of operations and financial condition.

Our common stock trades on Nasdaq in U.S. dollars and our CDIs trade on the ASX in Australian dollars, and this may result in price variations.

Our common stock trades on Nasdaq in U.S. dollars and our CDIs trade on the ASX in Australian dollars. Our dual listing may result in price variations between the exchanges due to a number of factors, including currency fluctuations or investor perception of the different securities or exchanges. In addition, the exchanges are open for trade at different times of the day and the two exchanges also have differing holiday schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result in different trading prices for our common stock and CDIs on the two exchanges. Other external influences, such as localized market sentiment, may have differing effects on the trading price of our common stock and CDIs on the two exchanges.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

We, our directors, our officers and Pegasus have entered into lock-up agreements under which, subject to certain exceptions, we and they have agreed not to offer, sell or transfer such securities for until January 12, 2027 (for us) or April 12, 2027 (for our directors, officers and Pegasus). The parties subject to lock-up agreements beneficially owned an aggregate of approximately 35.5% of the shares of our outstanding common stock as of September 30, 2026. As a result, the market price of our common stock could decline as a result of actual or anticipated sales of a large number of shares of our common stock in the market following the expiration of these lock-up restrictions. In addition, Robert W. Baird & Co. Incorporated may, in its sole discretion, release any of the securities subject to the lock-up agreements with the underwriters at any time.

In addition, we have filed a registration statement on Form S-8 to register shares issued and issuable under our equity compensation plans. Subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options will be available for immediate resale in the public market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our securities to fall and make it more difficult for you to sell shares of our common stock at a time and price that you deem appropriate.

We may not ultimately realize certain expected benefits of our redomiciliation from Australia to the State of Delaware.

In June 2026, we completed our redomiciliation from Australia to the State of Delaware (the “Redomiciliation”) whereby Amaero Inc., a Delaware corporation, acquired 100% of the outstanding equity interests in Amaero Ltd, an Australian public limited liability company. Our objectives in effecting the Redomiciliation were, among other things, to:

•
position us in a larger, deeper capital market in the United States;
•
provide us with access to a broader U.S. investor pool that previously could not, or were unlikely to, invest in non-U.S. securities;
•
improve our access to lower-cost U.S. debt and equity capital markets, which are larger and more diverse than Australian capital markets;
•
simplify our corporate structure for potential strategic transactions in the United States; and
•
enable us to negotiate potentially less restrictive measures to mitigate foreign ownership, control and influence concerns in our pursuit of classified contracts with the DoW and other federal government customers.

There can be no assurance that we will be able to realize any of the above benefits of the Redomiciliation. However, we did incur significant non-recurring costs associated with the Redomiciliation, including legal fees, accountants’ fees, proxy solicitor fees, and filing fees. While it is expected that the benefits of the Redomiciliation will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all. These combined factors could adversely affect our business and financial condition.

The dual listing of our securities in Australia and the United States may adversely affect the liquidity and value of our common stock in the United States.

CDIs representing a beneficial interest in 1/40th of a share of our common stock are listed on the ASX and our shares of common stock are listed on Nasdaq. Accordingly, we are subject to the ASX Listing Rules as well as associated Australian regulatory requirements in respect of our CDIs and ASX listing.

We cannot predict the effect of this dual listing on the value of our common stock, and we may in the future seek to delist the trading of our securities on the ASX. Nasdaq and the ASX have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation), and as a result of these differences, the trading prices of our CDIs and our common stock may not be the same (despite allowing for currency differences). Additionally, the dual listing of our securities may dilute the liquidity of these securities in one or both markets and may adversely affect the development of an active trading market for our common stock on Nasdaq. The price of our common stock on Nasdaq could also be adversely affected by trading in our CDIs on the ASX. In addition, the securities listed on the two exchanges are different instruments: our CDIs trade on the ASX, while our common stock trades on Nasdaq, and a holder seeking to move between the two markets must convert CDIs into shares of our common stock, or shares of our common stock into CDIs. This conversion process takes time, and during the conversion period the holder remains exposed to movements in the price of our securities and in the Australian dollar/U.S. dollar exchange rate, which may discourage holders from moving between markets and further limit liquidity. Moreover, because our CDIs and our common stock trade in different currencies, in different time zones and in markets with limited overlapping trading hours, the trading price of our CDIs on the ASX and the trading price of our common stock on Nasdaq may diverge, and developments may be reflected in the price in one market before the other.

Currency fluctuations may adversely affect the price of our common stock relative to the price of our CDIs.

The price of our CDIs is quoted in Australian dollars on the ASX, and the price of our common stock will be quoted in U.S. dollars on Nasdaq. Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of the common stock and the U.S. dollar equivalent of the price of our CDIs. If the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the common stock could decline, even if the price of our CDIs in Australian dollars increases or remains unchanged.

The market price of our common stock may be adversely affected by arbitrage activities.

Investors may seek to profit by exploiting differences in the price of our shares of common stock as reflected by the trading price of our CDIs on the ASX and the trading price of our shares of common stock on Nasdaq. Such arbitrage activities could cause the price of our common stock or the CDIs, as the case may be, in the market with the higher value to decrease to the price set by the market with the lower value or could otherwise adversely affect the market price of our common stock on Nasdaq. These arbitrage risks may be increased by the fact that our common stock will be quoted in U.S. dollars on Nasdaq while our CDIs will be quoted in Australian dollars on the ASX, which may also give investors the opportunity to exploit the impact of fluctuations in currency exchange rates on the market price of our common stock and our CDIs.

You will be diluted from future issuances of our equity securities, including future financings, from compensatory equity awards and exercises of outstanding options, and such issuances, or perception that such issuances may occur, could depress the market price of our common stock.

Future operating or business decisions will cause dilution to our existing stockholders. For example, we plan to seek funding through the offering of equity securities, including through one or more registered or unregistered offerings. The terms of such financing, to the extent we are able to complete such a financing at all, may result in substantial dilution to existing equityholders or be costly to obtain. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

Furthermore, as of November 9, 2026, we had outstanding warrants to purchase CDIs covering 642,049 shares of common stock, 2,167,021 shares of common stock subject to outstanding options and 376,510 shares of common stock subject to outstanding restricted stock units (“RSUs”). Our certificate of incorporation authorizes us to issue up to an aggregate of 150,000,000 shares of common stock and up to 15,000,000 shares of preferred stock with such rights, powers, and preferences as may be determined by our board of directors, and such preferred stock may be senior in rights, powers or preferences to the common stock. As of November 9, 2026, 3,422,392 shares of common stock remained available for future issuance under our 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan provides for annual automatic increases in the number of shares of our common stock reserved thereunder and also provides for increases to the number of shares of our common stock that may be granted thereunder based on shares underlying awards granted under our Employee Incentive Plan that expire, are forfeited or are repurchased by us.

Any issuances of additional securities may result in substantial dilution to our existing stockholders and such issuances, or the anticipation of future issuances, may cause the market price of our common stock to decline, even if our business is otherwise performing well.

Our ability to raise additional capital may be significantly limited by the ASX Listing Rules that limit the amount of common stock that we are permitted to issue without stockholder approval.

Limitations on new share issuances under the ASX Listing Rules may significantly limit or prevent us from raising additional capital by issuing and selling shares of our common stock or other securities when such additional capital is required. In particular, the ASX Listing Rules currently prohibit us from issuing, during any 12-month period, shares of our common stock in an amount greater than 15% of the total number of shares of our common stock then outstanding without the affirmative vote of the holders of a majority of the outstanding shares of our common stock.

The foregoing ASX Listing Rule is substantially more restrictive than the comparable Nasdaq rule and, as such, may significantly limit or prevent us from raising funds by issuing and selling shares of our common stock and which may have a material adverse effect on our results of operations, financial condition and the development of our business. Moreover, seeking stockholder approval to issue common stock is likely to take considerable time and expense and there can be no assurance that any such approval will be given in the future.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•
presentation of only two years of audited financial statements and related financial disclosure;
•
exemption from the requirement to have our registered independent public accounting firm attest to management’s assessment of our internal control over financial reporting;
•
exemption from compliance with the requirement of the Public Company Accounting Oversight Board (“PCAOB”) regarding the communication of critical audit matters in the auditor’s report on the financial statements;
•
reduced disclosure about our executive compensation arrangements; and
•
exemption from the requirement to hold non‑binding advisory votes on executive compensation or golden parachute arrangements.

We could be an emerging growth company for up to five years following the completion of our initial public offering, although we expect to not be an emerging growth company sooner. Our status as an emerging growth company will end as soon as any of the following takes place:

•
the last day of the fiscal year in which we have at least $1.235 billion in annual revenue;
•
the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•
the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•
the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering, which will be December 31, 2031.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies unless it otherwise irrevocably elects not to avail itself of this exemption. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to the financial statements of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and may decline.

We do not anticipate paying dividends in the foreseeable future.

We have not declared any dividends and do not anticipate that we will do so in the foreseeable future. We currently intend to retain future earnings, if any, to finance the development of our business. Dividends, if any, on our outstanding common stock will be declared by and subject to the discretion of our Board of Directors on the basis of our earnings, financial requirements and other relevant factors. As a result, a return on your investment will only occur if the price of our common stock appreciates. We cannot assure you that our common stock will appreciate in value or even maintain the price at which you purchase the common stock. You may not realize a return on your investment in the common stock and you may even lose your entire investment in the common stock.

If U.S. securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the market price and trading volume of our common stock could decline.

The trading market for our common stock on Nasdaq will be influenced by the research and reports that U.S. securities and industry analysts publish about us or our business. Securities and industry analysts may discontinue research on us, to the extent such coverage currently exists, or in other cases, may never publish research on us. If no or too few U.S. securities or industry analysts commence coverage of us, the trading price for our common stock would likely be negatively affected. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our shares or publish inaccurate or unfavorable research about our business, the market price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause its price and trading volume to decline. In addition, research and reports that Australian securities or industry analysts publish about us, our business or our CDIs may impact the market price of the common stock in the United States.

If we fail to maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting obligations under the U.S. securities laws. The SEC, as required under Section 404 of the Sarbanes-Oxley Act, has adopted rules requiring a public company to include a report of management on the effectiveness of such company’s internal control over financial reporting in its annual report on Form 10-K. In addition, once we cease to be an “emerging growth company,” as such term is defined in the JOBS Act, an independent registered public accounting firm for a public company must issue an attestation report on the effectiveness of our internal control over financial reporting. If in the future we are unable to conclude that we have effective internal controls over financial reporting or our independent auditors are unwilling or unable to provide us with an unqualified report on the effectiveness of our internal controls over financial reporting as required by the Sarbanes-Oxley Act, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of the Sarbanes-Oxley Act, we may not be able to maintain the listing of our shares on Nasdaq.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this weakness or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Following the completion of our initial public offering, we became subject to the internal control over financial reporting requirements applicable to emerging growth and smaller reporting companies in the United States, and, beginning with our Annual Report on Form 10-K for the year ending December 31, 2027, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated.

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2025 and December 31, 2024, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates solely to the information technology general controls for the accounting system that is relevant to the preparation of our financial statements. Specifically, we did not design and implement user access controls within that system to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. As a result, certain business process controls that are dependent upon the affected information technology general controls were not designed and implemented appropriately to mitigate the segregation of duties and inappropriate access risk. This material weakness did not relate to, and did not affect, the banking portals through which payments and disbursements are made from our bank accounts, for which we maintained separate controls, including appropriate segregation of duties.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025. This material weakness had not been remediated, and our internal control over financial reporting remained not effective, as of September 30, 2026.

This material weakness could increase the risk of unauthorized access to the information technology systems that support our financial reporting processes, manipulation of the data we use to produce our financial statements, and/or the lack of complete and accurate information, any of which could lead to a material misstatement of our account balances or disclosures and affect our ability to report our financial information on a timely basis. Although this material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented that was identified as a result of this material weakness, this material weakness could lead to a material misstatement of our account balances or disclosures in the future that is not prevented or detected on a timely basis.

We have concluded that this material weakness occurred because, although our securities have been listed on the Australian Securities Exchange, prior to our initial public offering we had not been subject to the internal control over financial reporting requirements applicable to public companies in the United States, and we did not have the systems, business processes and related internal control necessary to satisfy the accounting and financial reporting requirements of a company subject to the reporting requirements of the SEC and the Sarbanes-Oxley Act. We have begun to implement, and plan to undertake, the following measures to remediate this material weakness:

•
strengthening segregation of duties through both procedural changes and system-based controls, including hiring and retaining additional accounting, finance and information technology personnel; and
•
improving our information technology general controls, including controls over user access provisioning and termination, and privileged access monitoring.

We may incur significant costs in connection with remediating this material weakness. The material weakness will not be considered remediated until the applicable remediated controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We have not performed a formal evaluation of the effectiveness of our internal control over financial reporting, and, as an emerging growth company, we will not be required to obtain an attestation report from our independent registered public accounting firm as to the effectiveness of our internal control over financial reporting for so long as we remain an emerging growth company. As a result, the effectiveness of our internal control over financial reporting will not be subject to independent audit or attestation for the foreseeable future. We cannot assure you that we will be able to successfully remediate the material weakness described above or that we will not identify additional material weaknesses in the future. Even if we successfully remediate this material weakness, we cannot assure you that we will not suffer from this or other material weaknesses in the future.

If we fail to remediate this material weakness, or fail to otherwise maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may be unable to produce accurate and timely financial statements, which could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information. Any of these outcomes could result in a decline in the market price of our common stock, subject us to investigation by the SEC, the stock exchange on which our common stock is then listed or other regulatory authorities, and restrict our future access to the capital markets.

Our EXIM Bank Credit Agreement contains financial obligations and restrictive covenants that may limit our operating flexibility, which may adversely affect our business, financial condition, and results of operations.

We have entered into, and may continue to enter into, arrangements pursuant to which we have incurred or will incur significant indebtedness, including the credit agreement entered into by our wholly owned subsidiary, Amaero Advanced Materials & Manufacturing, Inc. (the “Borrower”) with the Export-Import Bank of the United States (“EXIM Bank”), which provides for a $26.1 million senior secured credit facility maturing on June 30, 2034 (the “EXIM Bank Credit Agreement”). Following the June 2026 amendment to the EXIM Bank Credit Agreement, the EXIM Bank Credit Agreement was fully drawn. Our ability to make payments on such debt, to repay such indebtedness when due, and to fund our business, operations, and capital expenditures will depend on our ability to generate or raise cash in the future. If we cannot service our indebtedness, we may have to take actions such as utilizing available capital, selling assets, selling equity, or reducing or delaying capital expenditures, strategic transactions, investments, and partnerships, any of which may impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business, and may adversely affect our business, financial condition, and results of operations.

The Borrower’s obligations under the EXIM Bank Credit Agreement are guaranteed by Amaero Inc. and certain of our subsidiaries. Such obligations are secured by the Borrower’s equipment and related assets financed with disbursements under the EXIM Bank Credit Agreement and a pledged cash collateral account, and we have expanded such collateral to include substantially all assets of the Borrower and the guarantors, subject to certain exceptions. If we are unable to repay or otherwise refinance our indebtedness under the EXIM Bank Credit Agreement when such indebtedness is due, or if any event of default occurs under such agreement, EXIM Bank could accelerate our outstanding obligations. In the event that EXIM Bank accelerates the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness and the lenders may seek to enforce their security interests in the collateral.

The EXIM Bank Credit Agreement contains restrictive covenants that limit our ability to, among other things, make any substantial change in the scope or nature of our business or operations, merge or consolidate with other companies, sell all or substantially all of our assets, incur additional indebtedness, incur liens, pay cash dividends, repurchase or redeem our equity interests, enter into transactions with affiliates, and make investments in other businesses, subject in each case to customary exceptions. In addition, the EXIM Bank Credit Agreement requires us to satisfy three financial covenants which will be tested quarterly beginning on September 30, 2027 or September 30, 2028, as applicable. Such covenants are a maximum leverage ratio, a minimum liquidity requirement and a minimum fixed charge coverage ratio. There is no guarantee that we will be able to generate sufficient cash flow or revenue to satisfy these financial covenants. Our ability to comply with these covenants may be affected by events beyond our control. Although the financial covenants are not tested until future periods, a breach of the covenants under the EXIM Bank Credit Agreement could result in an event of default. If the facility is fully drawn, the principal remedy available to the lenders upon an event of default would be to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be immediately due and payable.

Delaware law and provisions in our certificate of incorporation and bylaws might delay, discourage or prevent a change in control of our company or changes in our management, thereby depressing the market price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult or delay or prevent changes in control of our management. Among other things, these provisions:

•
authorize our board of directors to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•
permit only the board of directors to establish the number of directors and fill vacancies on the board;
•
establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;
•
for so long as our board of directors is classified, and subject to the rights of holders of our preferred stock, provide that our directors may only be removed by stockholders for cause;
•
permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
•
require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•
eliminate cumulative voting in the election of directors;
•
prohibit stockholders from calling a special meeting of stockholders; and
•
require a super-majority vote of stockholders to amend some of the provisions described above.

These provisions, alone or together, could delay, discourage or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which may limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action or proceeding asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, stockholders, or officers or other employees to us or our stockholders, (3) any action or proceeding asserting a claim against us or any current or former director, stockholder, or officer or other employee of us arising pursuant to, or seeking to enforce any right, obligation, or remedy under, any provision of the Delaware General Corporation Law, our certificate of incorporation, or our bylaws, or (4) any action asserting a claim that is governed by the internal affairs doctrine; provided that, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, such action or proceeding may be brought in another state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). Nothing in our bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court, subject to applicable law.

Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that a court of law may rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such dispute, as well as resolving such action in other jurisdictions, all of which may adversely affect our business, financial condition, and results of operations.

As a result of listing our CDIs on the ASX, we are subject to the ASX Listing Rules, which may strain our resources, divert management’s attention and affect our ability to manage our business or raise additional capital.

As a result of listing our CDIs on the ASX, we are subject to the ASX Listing Rules, which may strain our resources, divert management’s attention and affect our ability to manage our business or raise additional capital. The ASX Listing Rules differ from and, in some cases, are more restrictive than the rules and requirements of Nasdaq, including restrictions that:

•
limit our non-executive director compensation to a maximum amount approved by stockholders in general meeting;
•
require that the terms of every class of our securities, including any preferred stock, be approved by the ASX;
•
prohibit us from removing or changing the voting rights or dividend rights (if any) of our securities, except in certain circumstances;
•
specify certain terms and conditions of our options and/or rights plans;
•
prohibit issuing our equity securities without stockholder approval in the three months after we receive any notice in writing that a person proposes to make a takeover bid for the Company;
•
limit the issuance of our restricted (escrowed) securities; and
•
prohibit “golden parachutes” or other termination benefits for our officers upon a change in ownership or control of the Company.

These ASX Listing Rules may, in some cases, limit our ability to take certain actions that would otherwise be permitted under Nasdaq rules and may affect our ability to manage our business and to attract and retain key management and scientific personnel. In addition, the ASX Listing Rules include approval and reporting requirements that differ from the requirements under the Nasdaq rules, such as requirements to:

•
comply with required timetables for the issuance of our equity securities;
•
deliver notice to the ASX prior to the release of our restricted (escrowed) securities;
•
file quarterly, half-yearly and annual periodic reports that include specific disclosures required by the ASX Listing Rules;
•
obtain stockholder approval for certain related-party transactions and for securities issuances to our directors;

•
deliver drafts to the ASX of charter documents, debt and convertible securities documents, certain meeting notices and documents sent to certain holders of our securities; and
•
prior to release to any other person, release announcements through the ASX as the central collection point for market sensitive information.

Compliance with these additional ASX Listing Rules will increase our legal and financial compliance costs, make some activities or transactions more difficult, time-consuming or costly, may limit or prevent us from raising additional capital by issuing and selling shares of our common stock or other securities and increase demand on our systems and resources. We applied to the ASX for, and received, certain waivers from the application of some of the ASX Listing Rules, however such waivers will not afford us relief from all of the increased restrictions and requirements imposed by the ASX Listing Rules.

Increases in our costs and expenses associated with compliance with the ASX Listing Rules will adversely impact our results of operations and financial condition. In addition, limitations on new share issuances under the ASX Listing Rules may limit or prevent us from raising additional capital by issuing and selling shares of our common stock or other securities when such additional capital is required, which may have a material adverse effect on our results of operations, financial condition and the development of our business. See “—Our ability to raise additional capital may be significantly limited by the ASX Listing Rules that limit the amount of common stock that we are permitted to issue without stockholder approval.”

Our outstanding CDIs are listed on the ASX and are freely tradable in the public markets in Australia.

Trading in our CDIs may have a material adverse effect on the trading price of our common stock on Nasdaq. Our common stock is traded on Nasdaq and our CDIs are traded on the ASX. The CDIs are, in general, the economic equivalent of our shares of common stock and, as a result, the trading price of our CDIs on the ASX will likely affect the trading price of our common stock on Nasdaq, and vice versa. The trading price of our CDIs may be influenced by factors different from those that affect the trading price of our common stock on Nasdaq and may be influenced by arbitrage activities. In addition, holders of common stock, including shares sold in our initial public offering, may deliver those shares to CHESS Depositary Nominees Pty Ltd (“the Depositary Nominee”) for the CDIs in exchange for our CDIs. If a significant number of the shares of our common stock sold in our initial public offering are exchanged for our CDIs, it may have a material adverse effect on the liquidity and trading price of our common stock on Nasdaq. Trading in our securities on these markets takes place in different currencies and at different times. The trading prices of our securities on these two markets may differ due to these and other factors, including the fact that Nasdaq and the ASX have different criteria for trading halts as well as different listing rules and disclosure requirements. Any decrease in the price of our CDIs on the ASX could cause a decrease in the trading price of our common stock on Nasdaq.

Investors who have purchased shares of our common stock in our initial public offering may not be able to freely sell those shares in Australia during the 12 months after the issue date of those shares and therefore will not be able to take advantage of any liquidity that may be available for CDIs traded on the ASX during that period, unless an exception applies or the Company is able to rely on applicable legislative relief and lodges a cleansing notice in accordance with Australian regulatory requirements with the ASX.

Although our shares of common stock are listed on Nasdaq, the shares sold in our initial public offering may not be freely tradable in Australia during the 12 months after their issue date in our initial public offering. In general, shares purchased in our initial public offering may be resold in Australia during that period only to certain “sophisticated investors” and “professional investors” (as defined in the Australian Corporations Act) and certain persons associated with us under Section 708(12) of the Australian Corporations Act, and any subsequent resale of those shares will also be subject to the same restrictions during the 12 months after their issue date in our initial public offering.

So long as those restrictions are in effect, to the extent that investors who purchase shares in our initial public offering are able to resell those shares in Australia, the price they receive may be different than the market price of our common stock. Likewise, while investors purchasing shares in our initial public offering will be entitled to exchange those shares for our CDIs, sales of those newly issued CDIs in Australia will be subject to the same restrictions that are applicable to the underlying shares of our common stock as described above. Although we expect that the majority of the shares of common stock outstanding immediately after our initial public offering will be represented by our CDIs that are traded on the ASX, investors purchasing shares in our initial public offering may not be able to freely sell those shares, or the CDIs representing those shares, in Australia during the 12 months after the issue date of those shares in our initial public offering. To the extent those newly issued CDIs are not freely tradeable, investors may not be able to take advantage of any liquidity which may be available for our CDIs traded on the ASX during that period. Notwithstanding the foregoing, the Australian Securities and Investments Commission (“ASIC”) has granted the ASIC Corporations (Offers of CHESS Depositary Interests) Instrument 2025/180 (the “Instrument”), which permits the issue and on sale of our CDIs within the first 12 months of issue provided that the Company has lodged a cleansing notice on the ASX within applicable time limits after those CDIs are issued. Accordingly, if the Company is able to rely on the Instrument and has lodged a cleansing notice in respect to such CDIs, those CDIs that have been issued on conversion of the Company’s common stock, including common stock that is issued in our initial public offering, may be freely tradable on the ASX.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities.

There were no sales of equity securities by the Company during the three months ended September 30, 2026 that were not registered under the Securities Act.

(b) Use of Proceeds from Registered Securities.

On October 14, 2026, the Company’s Registration Statement on Form S-1 (File No. 333-298612) relating to the initial public offering of its common stock was declared effective by the SEC, registering 5,411,765 shares of common stock at an aggregate offering price of approximately $23.0 million. Robert W. Baird & Co. Incorporated acted as representatives of the underwriters.

On October 16, 2026, the Company completed its initial public offering of 4,705,883 shares of common stock at a public offering price of $4.25 per share. On October 19, 2026, the underwriters partially exercised their option to purchase additional shares, and the Company issued and sold an additional 306,814 shares of common stock at the public offering price. Aggregate gross proceeds were approximately $21.3 million. After deducting underwriting discounts and commissions of approximately $1.5 million and estimated offering expenses payable of approximately $2.8 million, the Company received net proceeds of approximately $17.0 million. The offering terminated upon completion of the sale of the shares described above.

There has been no material change in the expected use of the net proceeds from the initial public offering as described in the Prospectus. As of October 31, 2026, the Company held cash and cash equivalents of approximately $19.3 million, reflecting the net IPO proceeds and the $2.1 million of restricted cash released on amendment of the EXIM Bank Credit Agreement, less cash used in operations and capital expenditures during October.

No payments for expenses or use of proceeds were made directly or indirectly to (i) any of the Company’s directors or officers or their associates, (ii) any persons owning 10% or more of any class of the Company’s equity securities or (iii) any of the Company’s affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors for director fees.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Required Disclosures.

None.

(b) Material Changes to Security Holder Procedures

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors during the three months ended September 30, 2026.

(c) Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	File Number	Exhibit	Date	Filed or Furnished herewith
3.1	Certificate of Incorporation of Amaero Inc.	S-1	333-298612	3.1	August 28, 2026
3.2	Bylaws of Amaero Inc.	S-1	333-298612	3.2	August 28, 2026
4.1	Registration Rights Agreement by and between the registrant and Pegasus Growth Capital Fund I, L.P., dated August 10, 2026	S-1	333-298612	4.1	August 28, 2026
10.1	Amended and Restated Executive Employment Agreement between the registrant and Hank J. Holland, dated October 7, 2026	S-1/A	333-298612	10.5	October 8, 2026
10.2^	Credit Agreement, by and among Amaero Advanced Materials & Manufacturing Inc., Export-Import Bank of the United States, and the registrant’s subsidiaries as guarantors, dated February 25, 2025, as further amended by the First Amendment, Consent, Waiver, and Joinder to Credit Agreement, dated June 11, 2026, as amended by the Second Amendment to Credit Agreement, dated October 7, 2026.	S-1/A	333-298612	10.9	October 8, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Amaero Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAERO INC.

Date: November 9, 2026	By:	/s/ Hank J. Holland
Hank J. Holland
Chief Executive Officer, President and Executive Chairman (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Brett Paduch
Brett Paduch
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)